Form 10-Q
period 1998-06-27
IMPERIAL HOME DECOR GROUP INC
filed 1998-09-28
CIK 1060242

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the Quarterly Period Ended June 27, 1998

                               ------------------

                           Registration No.: 333-58913

                       THE IMPERIAL HOME DECOR GROUP INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                  51-0370302
-------------------------------           ------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification. No.)
 Incorporation or Organization)


                  23645 Mercantile Road, Cleveland, Ohio  44122
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (216) 464-3700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                      None
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

                               ------------------

         Indicate by check T whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes / /   No /X/

 Number of shares outstanding of each class of common stock at August 31, 1998:
                             5,937,500 Common Shares

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       THE IMPERIAL HOME DECOR GROUP, INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                                                      June 27,     Dec. 31,
                                                                                        1998         1997
                                                                                      --------     --------
                                       ASSETS
Current Assets:
   Cash and equivalents ..........................................................   $   6,018    $   3,795
   Accounts receivable, less allowance for doubtful accounts of $3,935 and $1,758,
        respectively .............................................................     103,725       55,160
   Inventories:
        Finished and in-process goods ............................................     107,101       52,012
        Raw materials and supplies ...............................................      11,567        7,467
                                                                                     ---------    ---------
        Total inventories ........................................................     118,668       59,479
   Other current assets ..........................................................      19,364       20,382
                                                                                     ---------    ---------
Total Current Assets .............................................................     247,775      138,816
                                                                                     ---------    ---------
Property, plant and equipment, net of accumulated depreciation of $110,096 and
 $58,729, respectively ...........................................................     103,223       66,740
Assets held for resale ...........................................................       7,000
Goodwill .........................................................................      10,562       10,868
Other non-current assets .........................................................      46,649       23,210
                                                                                     ---------    ---------
                                                                                       415,209    $ 239,634
                                                                                     =========    =========
                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
   Bank loan .....................................................................     $          $   1,529
   Notes payable under revolving credit facility .................................      23,857
   Accounts payable ..............................................................      51,817       31,310
   Income tax payable ............................................................      12,149        6,249
   Other current liabilities .....................................................      57,994       22,470
                                                                                     ---------    ---------
Total Current Liabilities ........................................................     145,817       61,558
                                                                                     ---------    ---------
Long-term debt ...................................................................     323,000
Other long-term liabilities ......................................................      23,719       11,346
Commitments and Contingencies (Note 8)
Shareholders' Equity (Deficiency):
   Common stock ..................................................................          59          200
   Preferred stock ...............................................................                  194,189
   Paid-in capital ...............................................................     (62,694)     (69,242)
   Accumulated translation adjustment ............................................      (1,329)        (672)
   Retained earnings (deficit) ...................................................     (12,064)      15,676
   Owner's investment ............................................................                   27,878
   Minimum pension liability adjustment ..........................................      (1,299)      (1,299)
                                                                                     ---------    ---------
Total Shareholders' Equity (Deficiency) ..........................................     (77,327)     166,730
                                                                                     ---------    ---------
                                                                                     $ 415,209    $ 239,634
                                                                                     =========    =========

                       THE IMPERIAL HOME DECOR GROUP, INC
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                  Three Months Ended        Six Months Ended
                                                 ---------------------    ---------------------
                                                 June 27,     June 28,    June 27,     June 28,
                                                   1998         1997        1998         1997
                                                 --------     --------    --------     --------
Net sales ...................................   $ 119,096    $ 101,465   $ 215,030    $ 197,507
Cost of goods sold (including amortization of
inventory step-up $7,425 and $8,662 for the
three and six months ended June 27, 1998,
respectively) ...............................      78,962       61,668     146,315      124,510
                                                ---------    ---------   ---------    ---------
Gross margin ................................      40,134       39,797      68,715       72,997
Distribution expense ........................       5,338        6,102      11,429       11,773
Marketing expense ...........................      22,758       16,562      39,246       32,622
General and administrative expense ..........       8,745        6,116      17,704       10,472
Restructuring charges and other integration
costs .......................................       1,854           --       8,740
                                                ---------    ---------   ---------    ---------
Operating income (loss) .....................       1,439       11,017      (8,404)      18,130
Merger costs ................................          --           --       4,000           --
Interest (income) expense, net (including
amortization of deferred financing costs of
$637 and $737 for the three months and six
months ended June 27, 1998, respectively) ...       8,554          126       9,902         (156)
                                                ---------    ---------   ---------    ---------
Income (loss) before income taxes ...........      (7,115)      10,891     (22,306)      18,286
Income tax expense ..........................         257        3,879         124        6,590
                                                ---------    ---------   ---------    ---------
Net income (loss) ...........................   $  (7,372)   $   7,012   $ (22,430)   $  11,696
                                                =========    =========   =========    =========

                       THE IMPERIAL HOME DECOR GROUP, INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                    Six Months Ended
                                                                                 ----------------------
                                                                                  June 27,     June 28,
                                                                                    1998         1997
                                                                                 ---------    ---------
Cash flows from operating activities:
   Net (loss) income .........................................................   $ (22,430)   $  11,696
   Adjustments to reconcile net (loss) income to net cash (used in)provided by operating activities, net of acquisition:
        Depreciation and amortization ........................................       7,578        4,571
        Amortization of deferred financing costs .............................         737
        Accounts receivable ..................................................      (6,479)       (9480)
        Inventories ..........................................................         874       (2,433)
        Accounts payable .....................................................       3,443          728
        Current and deferred foreign income taxes ............................         (78)       7,183
        Other assets .........................................................      (2,951)      (1,882)
        Other liabilities ....................................................       2,361          159
                                                                                 ---------    ---------
        Cash (used in) provided by operating activities ......................     (16,945)      10,542
                                                                                 ---------    ---------
Cash flows from investing activities:
   Capital expenditures ......................................................      (9,259)      (6,964)
   Acquisition of Imperial Wallcoverings, Inc. ...............................     (72,200)
                                                                                 ---------    ---------
        Cash used in investing activities ....................................     (81,459)      (6,964)
                                                                                 ---------    ---------
Cash flows from financing activities:
   Repayment of borrowings on bank loan ......................................      (1,529)
   Borrowings under revolving credit facility ................................      23,847
   Borrowings under long-term debt arrangements ..............................     323,000
   Debt issuance fees ........................................................     (19,136)
   Equity contribution .......................................................      84,500
   Borden recapitalization cash distribution .................................    (311,200)
   Dividends paid ............................................................      (2,635)     (11,365)
   Changes in owners' investment .............................................       5,288        7,148
                                                                                 ---------    ---------
        Cash provided by (used in) financing activities ......................     102,135       (4,217)
                                                                                 ---------    ---------
Effect of exchange rate changes on cash ......................................      (1,508)
                                                                                 ---------    ---------
Increase (decrease) in cash and equivalents ..................................       2,223         (639)
Cash and equivalents at beginning of period ..................................       3,795        6,768
                                                                                 ---------    ---------
Cash and equivalents at end of period ........................................   $   6,018    $   6,129
                                                                                 =========    =========

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Imperial Home Decor Group Inc. formerly known as Borden Decorative Products Holdings, Inc. ("BDPH") operations of Borden, Inc. ("Borden") have been prepared in accordance with generally accepted accounting principles for interim financial statement information and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the combined financial statements and notes thereto for the year ended December 31, 1997. The results of operations for the six months ended June 27, 1998, are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

2. The Transactions

     The Initial Offering

         The Imperial Home Decor Group Inc. issued 11% Senior Subordinated Notes due 2008, for an aggregate principal amount of $125,000,000 (the "Initial Offering"). The Initial Offering was made in connection with (i) the recapitalization (the "Recapitalization") of BDPH pursuant to a Recapitalization Agreement, dated as of October 14, 1997, as amended (the "Recapitalization Agreement"), among BDPH, BDPI Holdings Corporation ("MergerCo") and Borden and
(ii) the acquisition of Imperial Wallcoverings, Inc. and its affiliate ("Imperial") (the "Imperial Acquisition") pursuant to an Acquisition Agreement, dated as of November 4, 1997, as amended (the "Imperial Acquisition Agreement"), among Collins & Aikman Corporation ("C&A"), Imperial Wallcoverings, Inc. ("Imperial U.S.") and MergerCo.

         The closing of the transactions contemplated by the Recapitalization Agreement, the initial borrowings under the Company's senior credit facilities (the "Senior Credit Facilities") and the consummation of the Initial Offering took place immediately prior to, but substantially simultaneously with, the closing of the Imperial Acquisition, which occurred on March 13, 1998 (collectively, the "Closing").

     The Recapitalization

         The principal components of the Recapitalization were:

         o The transfer of substantially all the assets and liabilities of Sunworthy (the Canadian wallcoverings business of Borden) to a wholly owned subsidiary of BDPH;

         o The equity contribution of $84.6 million in cash to MergerCo by Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. (collectively, "Blackstone");

         o  The merger of MergerCo with and into BDPH;

         o The conversion of all the preferred stock and certain common stock of BDPH into the right to receive a total of $309.5 million in cash, subject to adjustment as described in the Recapitalization Agreement; and

         o The cancellation and settlement of existing stock options for $1,254,000 which resulted in a charge to operations of $731,000 for the excess of the amount paid over that previously accrued.

         Following the Recapitalization, Blackstone and its affiliates owned 89% and Borden retained 11% of the outstanding BDPH common stock. This merger is accounted for as a recapitalization of BDPH which has no impact on the historical carrying value of BDPH's assets and liabilities.

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. The Transactions--(Continued)

     The Imperial Acquisition

         The principal components of the Imperial Acquisition were:

         o The acquisition of all the outstanding capital stock of Imperial Wallcoverings, Inc. by BDPH;

         o The acquisition of substantially all the assets and liabilities of Imperial Wallcoverings (Canada), Inc. by a wholly owned subsidiary of BDPH;

         o The payment by BDPH to C&A of the cash purchase price for the Imperial Acquisition of $71.2 million subject to adjustment as described in the Imperial Acquisition Agreement; and

         o The grant to C&A by BDPH of an option to purchase newly issued shares of BDPH's common stock equal to 6.7% of BDPH's common stock outstanding as of the Closing, which was valued at $6.0 million after arm's length purchase price negotiations between MergerCo and C&A and was generally based on a five-year discounted cash flow analysis.

         Following the Recapitalization and the Imperial Acquisition, BDPH changed its name to The Imperial Home Decor Group Inc. (the "Company").

         The Imperial Acquisition is accounted for using purchase accounting in which the total purchase cost was allocated to the Imperial assets acquired and liabilities assumed, based on their respective fair values. The total purchase price of $79.8 million consisted of $72.8 million of cash (including post-closing adjustments), an option valued at $6.0 million and $1.0 million of direct acquisition costs. The historical book value of the net assets acquired exceeded the purchase price by $22.8 million. This excess was allocated first to adjust the assets and liabilities acquired to their estimated fair values and then as a proportionate reduction of property, plant and equipment and other non-current assets. The principal components of this allocation were (1) an increase of $5.9 million in inventories, (2) the recording of $7.0 million in assets held for resale, $12.4 million in accruals, and $5.0 million in deferred tax liabilities, and (3) a reduction of $20.2 million in property, plant and equipment.

         The resulting preliminary purchase price allocation was as follows (in thousands):

Cash........................................................... $      206
Accounts receivable............................................     38,241
Inventories....................................................     60,654
Other current assets...........................................      2,241
Property, plant and equipment..................................     30,694
Assets held for resale.........................................      7,000
Other non-current assets.......................................      2,521
Accounts payable and accrued expenses..........................    (47,226)
Deferred income taxes..........................................     (5,474)
Other long-term liabilities....................................     (9,057)
                                                                -----------
Total.......................................................... $   79,800
                                                                ==========

The allocation of the aggregate purchase price is preliminary. The final purchase adjustment to reflect the fair values of the assets acquired and liabilities assumed will be based upon appraisals and actuarial studies that are currently in process and management's evaluation of such assets and liabilities. The following unaudited pro forma consolidated results of operations have been prepared as if the Imperial Acquisition had occurred as of the beginning of 1997 and 1998 (in thousands):

                                                                                        Six Months Ended
                                                                                --------------------------------
                                                                                June 27, 1998      June 28, 1997
                                                                                -------------      -------------
Net sales.......................................................................  $ 248,030          $ 283,690
Net loss before cumulative effect in change in accounting policy................     27,043              7,312

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. The Transactions--(Continued)

     The Financings

         The Recapitalization, the Imperial Acquisition and the payment of related fees and expenses have been financed by: (i) the equity contribution of $84.6 million; (ii) the initial borrowings of $198.0 million under the Senior Credit Facilities; and (iii) the net proceeds of $125.0 million from the Initial Offering.

         The 11% Senior Subordinated Notes from the Initial Offering mature on March 15, 2008. Except as provided for in the Initial Offering, the Company may not redeem these notes prior to March 15, 2003. On or after that date, the Company may redeem these notes, in whole or in part, at the redemption prices set forth in the Initial Offering. Interest on these notes is payable on March 15 and September 15 of each year. These notes are unsecured and subordinated to the Senior Credit Facilities.

         The Senior Credit Facilities consist of (i) a six-year revolving credit facility in an aggregate principal amount not to exceed $75.0 million ($23.9 million borrowed since the closing date and outstanding at June 27, 1998) and
(ii) term loan facilities consisting of (a) a $38.0 million six-year tranche A term loan facility ("Term Loan A"), of which an additional $27.0 million is available for up to 18 months following the Closing on a deferred draw basis,
(b) a $115.0 million seven-year tranche B term loan facility ("Term Loan B"), and (c) a $45.0 million eight-year tranche C term loan facility ("Term Loan C" and, collectively with Term Loan A and Term Loan B, the "Term Loans").

         The Term Loans require principal payments on a semi-annual basis. Term Loan A requires aggregate principal payments of $0.5 million in 1999, $1.5 million in 2000, $7.0 million in 2001, $17.25 million in 2002, $25.0 million in 2003 and $13.75 million in 2004. Term Loan B requires aggregate principal payments of $0.5 million in 1999, $1.0 million from 2000 through 2004 and $109.5 million in 2005. Term Loan C requires aggregate principal payments of $0.25 million in 1999, $0.5 million from 2000 through 2005 and $41.75 million in 2006.

         Interest rates for the revolving credit facility and the Term Loans are variable with each calculated using one of several interest rate options, as defined in the Senior Credit Facilities Credit Agreement. At June 27, 1998, interest rates are as follows: Revolving Credit Facility--8.25%; Term Loan A--8.25%; Term Loan B--8.50%; and Term Loan C--8.75%. A commitment fee of 0.5% is paid on the unused portion of the revolving credit facility and the unused portion of Term Loan A.

3. Restructuring Charges and Other Integration Costs

         In conjunction with the Imperial Acquisition, a plan to integrate the Company and Imperial in North America has been adopted that includes the consolidation and rationalization of operations. As it relates to the Imperial Acquisition, the Company plans to close facilities in Plattsburgh, New York and Ashaway, Rhode Island, dispose of certain assets, and reduce the salary and hourly workforce by approximately 530 employees. The plan is expected to be substantially complete by the end of 1999. The liabilities accrued under purchase accounting relating to the Integration Plan for the Imperial Acquisition was $12.4 million.

         Additionally, as part of the consolidation and rationalization of operations, the Company recorded restructuring charges and other integration costs of $8.7 million in anticipation of the Company's planned exit of two distribution centers and the finishing and bookmaking operations at one manufacturing facility and the consolidation of the Company's and Imperial's administrative functions. The charge also provided for the restructuring of the Company's headquarters and sales force, the write-down of certain assets to be disposed of to net realizable value, lease and other contractual agreement buyouts, and a reduction in the salary and hourly workforce by approximately 320 employees. The plan is expected to be substantially complete by the end of 2000. The liabilities accrued under purchase accounting and for the IHDG restructuring and other integration costs are as follows (in thousands):

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Restructuring Charges and Other Integration Costs-- (Continued)

                                                 Anticipated               Anticipated
                                                  Severance                 Lease and
                                                  and Other   Anticipated     Other
                                                  Related      Facility    Contractual
                                       Asset      Employee     Closure      Agreement
                                    Write-downs   Benefits      Costs        Buyouts      Other      Total
                                    -----------   --------      -----        -------      -----      -----
Imperial Purchase Accounting:
Liabilities accrued under purchase
    accounting at March 13, 1998 .   $     --    $  6,089     $  3,930      $  2,085    $    277    $ 12,381
Cash Expenditures ................         --        (149)        (251)         (531)        (31)       (962)
                                     --------    --------     --------      --------    --------    --------
Balance at June 27, 1998 .........   $     --    $  5,940     $  3,679      $  1,554    $    246    $ 11,419
                                     ========    ========     ========      ========    ========    ========
IHDG Restructuring Charges and
Other Integration Costs:
Expensed through June 27, 1998 ...   $    825    $  5,814     $     --      $    647    $  1,454    $  8,740
Write down of property to net
    realizable value .............       (825)         --           --            --          --        (825)
Cash expenditures ................         --        (651)          --            --      (1,400)     (2,051)
                                     --------    --------     --------      --------    --------    --------
Balance at June 27, 1998 .........   $     --    $  5,163     $     --      $    647    $     54    $  5,864
                                     ========    ========     ========      ========    ========    ========

         In addition, the Company recorded inventory write-downs of $4,557 which is reported with cost of goods sold in the accompanying condensed consolidated statement of operations for the six months ended June 27, 1998.

4. Supplemental Information

         Other current assets, non-current assets, current liabilities and long-term liabilities consist of the following (in thousands):

                                                       June 27,
                                                         1998
                                                         ----
Other current assets:
   Sample books ....................................   $ 6,337
   Design and engraving costs ......................     8,706
   Other ...........................................     4,321
                                                       -------
                                                       $19,364
                                                       =======
Other non-current assets:
   Prepaid pension assets ..........................   $16,467
   Deferred debt issuance cost, net ................    18,399
   Other ...........................................    11,783
                                                       -------
                                                       $46,649
                                                       =======
Other current liabilities:
   Accrued restructuring and other integration costs   $10,941
   Current deferred tax liability ..................     1,125
   Customer allowances and credits .................     7,699
   Wages and payroll taxes .........................    12,683
   Interest payable ................................     5,667
   Other ...........................................    19,879
                                                       -------
                                                       $57,994
                                                       =======

                                                                   June 27,
                                                                     1998
                                                                     ----
Other long-term liabilities:
   Deferred income taxes ........................................  $ 6,746
   Non-pension post-employment benefit obligation ...............    9,836
   Accrued restructuring and other integration costs ............    6,342
   Other ........................................................      795
                                                                   -------
                                                                   $23,719
                                                                   =======
5. Income Taxes

         Prior to the Merger, income tax expense for domestic and foreign operations that filed a combined return with other Borden affiliates was calculated utilizing statutory rates multiplied by pretax income as adjusted for known book tax differences. Deferred income tax assets and liabilities for domestic and Canadian operations were included in the owner's investment account. Upon consummation of the Merger, a valuation allowance of approximately $500,000 was recognized as management determined that it is more likely than not that the deferred tax assets for the combined U.S. operations will not be realized. The Canadian and U.K. net deferred income tax liability was $378,000 and $7,493,000, respectively at June 27, 1998.

6. Comprehensive Income

         As of December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income for the six months ended June 28, 1997 and June 27, 1998, in thousands, was as follows.


                                                             1998        1997
                                                             ----        ----
Net (loss) income ....................................... $ (22,430)  $  11,696
Foreign currency translation adjustments ................      (657)     (1,775)
                                                          ---------   ---------
Comprehensive (loss) income ............................. $ (23,087)  $   9,921
                                                          ==========  =========

7. New Accounting Pronouncements Not Yet Adopted

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore, the Company will adopt the new requirements in 1998, which will require retroactive disclosure. Management has not completed its review of Statement 131 and has not determined the impact adoption will have on the Company's financial statement disclosures.

         In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosure about Pensions and Other Post-Retirement Benefits ("Statement 132"). This standard revises employers' disclosures about pensions and other post-retirement plans, but does not change the measurement or recognition of those plans. This standard will be effective for the Company's financial statements for the year ended December 31, 1998.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not completed its review of Statement 133 and has not determined the impact adoption will have on the Company's financial statement disclosures.

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 7. New Accounting Pronouncements Not Yet Adopted--(Continued)

         In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. The SOP will become effective for the Company on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently capitalizes certain external costs and expenses all other costs as incurred. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

8. Commitments and Contingencies

         The Company is subject to federal, state and local laws and regulations concerning the environment, and it has received notices that it is a potentially responsible party ("PRP") in administrative proceedings at four sites. It is difficult to estimate the total cost of remediation due to the complexity of the environmental laws and regulations, the uncertainty regarding the extent of the environment risks and the Company's responsibility, and the selection of alternative compliance approaches. When it is possible to reasonably estimate the Company's liability with respect to environmental matters, provisions have been made in accordance with generally accepted accounting principles. The Company has recorded an accrual of $1,200,000 for potential exposures as of June 27, 1998, including $900,000 for the Solvents Recovery Service of New England superfund site in Southington, Connecticut. In the opinion of the Company's management, based on the facts presently known to it, the ultimate outcome of environmental matters will not have, individually or in the aggregate, a material effect on the Company's consolidated financial position, results of operations or cash flows.

         Additionally, the Company is party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Company with respect to litigation cannot be estimated with certainty, but Management believes, based on its examination of such matters, experience to date and discussions with counsel, that such liability will not be material to the business, financial condition, results of operations or cash flows of the Company.

9. Related Parties

         In connection with the Recapitalization and Imperial Acquisition, Blackstone received a $4.0 million fee and the Company reimbursed Blackstone for all out-of-pocket expenses incurred in connection with the Recapitalization and Imperial Acquisition. In addition, pursuant to a monitoring agreement entered into between Blackstone and the Company, Blackstone will receive an annual $1.5 million monitoring fee and will be reimbursed for certain out-of-pocket expenses.

         The Company and Borden entered into a Stockholders Agreement on the date of the Closing. This agreement provides certain rights to the shareholders relating to common stock purchase and sales offers, restrictions on stock transfers, and registration rights.

         Pursuant to the Recapitalization Agreement, Borden entered into a transition services agreement with the Company as of the date of the Closing. Under this agreement, Borden will provide certain management support services to the Company for one year at rates Borden previously billed BDPH for such services.

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Supplemental Consolidating Condensed Financial Information

         The Company's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Guarantees") by the Company's domestic subsidiaries (The Imperial Home Decor Group (US) LLC, Vernon Plastics Inc. and WDP Investments, Inc.) and Imperial Home Decor Group Holdings I Limited, a U.K. Company, (collectively the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct wholly-owned subsidiary of the Company. The obligations of each Guarantor Subsidiary under its Guarantee are subordinated to such subsidiary's obligations under the Senior Credit Facilities. Presented below is condensed consolidating financial information for Imperial Home Decor Group Inc. ("Parent Company"), the Guarantor Subsidiaries, and the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"). In the opinion of management of the Company, separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries would not provide additional information that is material to investors in the Notes. Therefore, the Guarantor Subsidiaries are consolidated in the presentation below.

         Investments in subsidiaries are accounted for by the Parent Company on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investments in subsidiaries account and equity income. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The intercompany payable and receivable balances are netted in the owner's investment account.

                                   * * * * * *

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS INC.

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                                  June 27, 1998
                                 (In thousands)

                                                                                Non-
                                                       Parent     Guarantor   Guarantor    Elimination
                                                      Company   Subsidiaries Subsidiaries  Adjustments  Consolidated
                                                      -------   ------------ ------------  -----------  ------------
                     ASSETS
Current Assets:
     Cash and equivalents........................    $  (6,254)   $  12,272                         $    $   6,018
     Accounts receivable .........................      52,882       50,843      103,725
     Inventories .................................                   64,543       53,113        1,012      118,668
     Other current assets ........................                    7,941       11,423       19,364
                                                     ---------    ---------    ---------    ---------    ---------
         Total Current Assets ....................                  119,112      127,651        1,012      247,775
Fixed assets, net ................................                   35,580       69,019       (1,376)     103,223
Assets held for resale ...........................                    7,000                                  7,000
Goodwill .........................................                    1,187        9,375                    10,562
Other non-current asset ..........................      18,399        4,985       23,265                    46,649
Investment in subsidiary .........................     107,754                               (107,754)          --
                                                     ---------    ---------    ---------    ---------    ---------
                                                     $ 126,153    $ 167,864    $ 229,310    $(108,118)   $ 415,209
                                                     =========    ---------    =========    ---------    ---------
          LIABILITIES AND SHAREHOLDERS'
               EQUITY (DEFICIENCY)
Current Liabilities:
     Notes payable under revolving credit facility $    18,650    $            $   5,207    $            $  23,857
     Accounts payable ............................       3,622       17,412       30,776            7       51,817
     Income tax payable ..........................                     (201)      12,350                    12,149
     Other current liabilities ...................       5,527       22,089       30,385           (7)      57,994
     Intercompany payable/(receivable) ...........     224,419      (30,428)    (193,991)                       --
                                                     ---------    ---------    ---------    ---------    ---------
         Total Current Liabilities ...............     252,218        8,872     (115,273)                  145,817
Long-term debt ...................................      83,000       50,000      190,000                   323,000
Other long-term liabilities ......................                   16,536          405           32       16,973
Deferred income tax ..............................                                 6,746                     6,746
Shareholder's equity/owner's investment ..........    (209,065)      92,456      147,432     (108,150)     (77,327)
                                                     ---------    ---------    ---------    ---------    ---------
                                                     $ 126,153    $ 167,864    $ 229,310    $(108,118)   $ 415,209
                                                     =========    =========    =========    =========    =========

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS INC.

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                                December 31, 1997
                                 (In thousands)

                                                                                Non-
                                                     Parent      Guarantor    Guarantor   Elimination
                                                     Company   Subsidiaries Subsidiaries  Adjustments  Consolidated
                                                     -------   ------------ ------------  -----------  ------------
                     ASSETS
Current Assets:
     Cash and equivalents........................ $            $      229   $    3,566   $            $    3,795
     Accounts receivable.........................                  18,086       37,074                    55,160
     Inventories.................................                  19,656       39,823                    59,479
     Other current assets........................                   3,793       16,589                    20,382
                                                  ----------   ----------   ----------   ----------   ----------
         Total Current Assets....................                  41,764       97,052                   138,816
Fixed assets, net................................                  10,668       56,072                    66,740
Goodwill.........................................                   1,352        9,516                    10,868
Other non-current asset..........................                   1,214       21,996                    23,210
Investment in subsidiary.........................     43,144                                (43,144)
                                                  ----------   ----------   ----------   -----------
                                                  $   43,144   $   54,998   $  184,636   $  (43,144)  $  239,634
                                                  ==========   ----------   ---=======   ---========  ---=======
          LIABILITIES AND SHAREHOLDERS'
                     EQUITY
Current Liabilities:
     Bank loan .................................. $            $            $    1,529   $            $    1,529
     Accounts payable............................                  15,595       15,715                    31,310
     Accrued liabilities.........................                  (1,417)      23,887                    22,470
     Income tax payable..........................                                6,249                     6,249
                                                  ----------   ----------   ----------   ----------   ----------
         Total Current Liabilities...............                  14,178       47,380                    61,558
Non-current liabilities..........................                   1,491          309                     1,800
Deferred income tax..............................                                9,546                     9,546
Shareholder's equity/owner's investment..........     43,144       39,329      127,401      (43,144)     166,730
                                                  ----------   ----------   ----------   -----------  ----------
                                                  $   43,144   $   54,998   $  184,636   $  (43,144)  $  239,634
                                                  ==========   ==========   ==========   ===========  ==========

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS INC.

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                        Three Months Ended June 27, 1998
                                 (In thousands)

                                                                                 Non-
                                                     Parent      Guarantor     Guarantor   Elimination
                                                     Company   Subsidiaries  Subsidiaries  Adjustments  Consolidated
                                                     -------   ------------  ------------  -----------  ------------
Net sales........................................ $            $   67,642    $   84,566   $  (33,112)    $  119,096
Cost of goods sold...............................                  49,821        61,987      (32,846)        78,962
                                                  ----------   ----------    ----------   -----------    ----------
Gross margin.....................................                  17,821        22,579         (266)        40,134
Distribution expense.............................                   1,648         3,690                       5,338
Marketing expense................................                  12,277        10,481                      22,758
General and administrative expense...............                   3,928         4,817                       8,745
Restructuring charges and other integration costs                   1,854                                     1,854
                                                  ----------   ----------    ----------   ----------     ----------
Operating income.................................                  (1,886)        3,591                       1,439
Interest (income) expense, net...................      1,539        1,491         5,524                       8,554
                                                  ----------   ----------    ----------   ----------     ----------
Income before income taxes.......................     (1,539)      (3,377)       (1,933)        (266)        (7,115)
Equity income....................................     (5,567)                                  5,567
Income tax expense...............................                     303           (46)                        257
                                                  ----------   ----------    -----------  ----------     ----------
Net income (loss)................................     (7,106)      (3,680)       (1,887)       5,301         (7,372)
                                                  ==========   ==========    ==========   ==========     ==========


                        Three Months Ended June 28, 1997
                                 (In thousands)

                                                                                 Non-
                                                   Parent       Guarantor     Guarantor   Elimination
                                                   Company    Subsidiaries  Subsidiaries  Adjustments   Consolidated
                                                   -------    ------------  ------------  -----------   ------------
Net sales........................................ $            $   43,329    $   82,452   $  (24,316)   $   101,465
Cost of goods sold...............................                  30,362        55,622      (24,316)        61,668
                                                  ----------   ----------    ----------   -----------   -----------
Gross margin.....................................                  12,967        26,830                      39,797
Distribution expense.............................                   1,522         4,580                       6,102
Marketing expense................................                   7,352         9,210                      16,562
General and administrative expense...............                   1,708         4,408                       6,116
                                                  ----------   ----------    ----------   ----------    -----------
Operating income.................................                   2,385        8,632                       11,017
Interest (income) expense, net...................                    (490)          616                         126
                                                  ----------   -----------   ----------   ----------    -----------
Income before income taxes.......................                   2,875         8,016                      10,891
Equity income....................................      7,012                                  (7,012)
Income tax expense...............................                   1,195         2,684                       3,879
                                                  ----------   ----------    ----------   ----------    -----------
Net income (loss)................................ $    7,012   $    1,680    $    5,332   $   (7,012)   $     7,012
                                                  ==========   ==========    ==========   ==========    ===========

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS INC.

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                         Six Months Ended June 27, 1998
                                 (In thousands)

                                                                                 Non-
                                                     Parent      Guarantor     Guarantor   Elimination
                                                     Company   Subsidiaries  Subsidiaries  Adjustments  Consolidated
                                                     -------   ------------  ------------  -----------  ------------
Net sales........................................ $            $  107,227    $  159,573   $  (51,770)    $  215,030
Cost of goods sold...............................                  82,652       115,167      (51,504        146,315
                                                  ----------   ----------    ----------   ----------     ----------
Gross margin.....................................                  24,575        44,406         (266)        68,715
Distribution expense.............................                   3,349         8,080                      11,429
Marketing expense................................                  19,842        19,404                      39,246
General and administrative expense...............                   6,041        11,663                      17,704
Restructuring charges and other integration costs                   6,728         2,012                       8,740
                                                  ----------   ----------    ----------   ----------     ----------
Operating income (loss)..........................                 (11,385)        3,247         (266)        (8,404)
Merger costs ....................................      4,000                                                  4,000
Interest (income) expense, net...................      2,974        1,457         5,471                       9,902
                                                  ----------   ----------    ----------   ----------     ----------
Income before income taxes.......................     (6,974)     (12,842)       (2,224)        (266)       (22,306)
Equity income....................................    (15,190)                                 15,190
Income tax expense...............................                     303          (179)                        124
                                                  ----------   ----------    -----------  ----------     ----------
Net income (loss)................................ $  (22,164)  $  (13,145)   $   (2,045)      14,924        (22,430)
                                                  ==========   ==========    ==========   ==========     ==========


                         Six Months Ended June 28, 1997
                                 (In thousands)

                                                                                 Non-
                                                     Parent      Guarantor     Guarantor    Elimination
                                                     Company   Subsidiaries  Subsidiaries   Adjustments  Consolidated
Net sales........................................ $            $   80,851    $  156,434    $  (39,778)  $  197,507
Cost of goods sold...............................                  57,531       106,757       (39,778)     124,510
                                                  ----------   ----------    ----------    -----------  ----------
Gross margin.....................................                  23,320        49,677                     72,997
Distribution expense.............................                   3,031         8,742                     11,773
Marketing expense................................                  14,792        17,830                     32,622
General and administrative expense...............                   2,622         7,850                     10,472
                                                  ----------   ------------ ------------- ------------------------
Operating income.................................                   2,875        15,255                     18,130
Interest (income) expense, net...................                  (1,381)        1,225                       (156)
                                                  ----------   -----------   ------------ -------------------------
Income before income taxes.......................                   4,256        14,030                     18,286
Equity income....................................     11,696                                  (11,696)
Income tax expense...............................                   1,743         4,847                      6,590
                                                  ----------   ----------    ----------    ----------   ----------
Net income (loss)................................ $   11,696   $    2,513    $    9,183    $  (11,696)  $   11,696
                                                  ==========   ==========    ==========    -==========  ==========

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS INC.

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                         Six Months Ended June 27, 1998
                                 (In thousands)

                                                                                 Non-
                                                     Parent      Guarantor     Guarantor    Elimination
                                                     Company   Subsidiaries  Subsidiaries   Adjustments    Consolidated
                                                     -------   ------------  ------------   -----------    ------------
Cash provided by (used in) operating activities.. $  (16,099)  $  (17,261)   $   16,415    $              $  (16,945)
Cash flow used in investing activities:
     Capital expenditures........................                  (4,216)       (5,043)                      (9,259)
     Acquisition of Imperial.....................    (72,200)                                                (72,200)
                                                  -----------  ----------    ----------    ----------     -----------
Cash used in investing activities................    (72,200)      (4,216)       (5,043)                     (81,459)
                                                  -----------  -----------   -----------   ----------     -----------
Cash flow provided by (used in) financing
  activities:
     Repayment of borrowing on bank loan.........                                (1,529)                      (1,529)
     Borrowings under revolving credit facility..     18,650                      5,197                       23,847
     Borrowings under long-term debt arrangements    323,000                                                 323,000
     Debt issuance fees..........................    (19,136)                                                (19,136)
     Equity contribution.........................     84,500                                                  84,500
     Borden recapitalization cash distribution...   (309,550)                    (1,650)                    (311,200)
Dividends paid...................................                  (2,635)                                    (2,635)
Changes in owner's investment/intercompany.......     (9,165)      17,629        (3,176)                       5,288
                                                  -----------  ----------    -----------   ----------     ----------
Cash provided by (used in) financing activities..     88,299       14,994        (1,158)                     102,135
                                                  ----------   ----------    -----------   ----------     ----------
Effect of exchange rate change on cash...........                                (1,508)                      (1,508)
                                                  ----------   ----------    -----------   ----------     -----------
Increase (decrease) in cash and equivalents......                  (6,483)        8,706                        2,223
Cash and equivalents at beginning of period......                     229         3,566                        3,795
                                                  ----------   ----------    ----------    ----------     ----------
Cash and equivalents at end of period............ $            $   (6,254)   $   12,272    $              $    6,018
                                                  ==========   ==========    ==========    ==========     ==========

                         Six Months Ended June 28, 1997
                                 (In thousands)

                                                                                  Non-
                                                      Parent      Guarantor     Guarantor   Elimination
                                                      Company   Subsidiaries  Subsidiaries  Adjustments    Consolidated
                                                      -------   ------------  ------------  -----------    ------------
Cash provided by (used in) operating activities..  $            $   (9,901)   $   20,443   $              $   10,542
Cash flow used in investing activities:
     Capital expenditures........................                   (1,939)       (5,025)                     (6,964)
Cash flow provided by (used in) financing
  activities:
     Dividends paid..............................                                (11,365)                    (11,365)
     Changes in owner's investment...............                   11,187        (4,039)                      7,148
                                                   ----------   ----------    -----------  ----------     ----------
Net cash provided by (used in) financing
  activities.....................................                   11,187       (15,404)                     (4,217)
                                                   ----------   ----------    -----------  ----------     -----------
Increase (decrease) in cash and equivalents......                     (653)           14                        (639)
Cash and equivalents at beginning of period......                    1,345         5,423                       6,768
                                                   ----------   ----------    ----------   ----------     ----------
Cash and equivalents at end of period............  $            $      692    $    5,437   $              $    6,129
                                                   ==========   -=========    ==========   ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company is the result of the combination of the residential wallcoverings and PVC sheeting businesses of The Imperial Home Decor Group Inc. ("IHDG"), formerly known as Borden Decorative Products Holdings, Inc., which were previously substantially wholly owned by Borden, Inc. ("Borden"), with the wallcoverings businesses of Imperial Wallcoverings, Inc. and Imperial Wallcoverings (Canada), Inc. (together, "Imperial"), which were previously owned by a subsidiary of Collins & Aikman Corporation ("C&A"). This combination was accomplished through (i) the recapitalization (the "Recapitalization") of IHDG pursuant to a Recapitalization Agreement, dated as of October 14, 1997, as amended, among IHDG, BDPI Holdings Corporation ("MergerCo") and Borden and (ii) an acquisition of Imperial pursuant to an Acquisition Agreement, dated as of November 4, 1997, as amended, among Collins & Aikman Products Co., Imperial Wallcoverings, Inc. and MergerCo. MergerCo was wholly owned by an entity formed by Blackstone Capital Partners III Merchant Banking Fund, L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. (collectively, "Blackstone") for purposes of the Recapitalization and the Imperial acquisition.

         The Company has adopted a plan to integrate IHDG and Imperial in North America (the "Integration Plan"), the five principal components of which are:
(i) closing Imperial's inefficient, limited capacity paper making and coating facilities in Plattsburgh, New York in favor of leveraging the combined Company's ability to purchase substrate at a lower cost than either Imperial's present manufacturing cost level or IHDG's outside purchase cost level; (ii) rationalizing the Company's printing facilities by consolidating four presently five-day per week, noncontinuous printing plants into two seven-day continuous operations; (iii) rationalizing the Company's finishing function by consolidating all finishing activities from the four printing facilities at which they are presently are located to the Company's state-of-the-art finishing and distribution facility in Knoxville, Tennessee; (iv) rationalizing the Company's distribution network by consolidating seven existing distribution warehouses into the Knoxville facility; and (v) substantial employee head count reductions in North America through the elimination of redundancies in selling, customer service and other support operations.

Results of Operations

         As a result of the Imperial acquisition on March 13, 1998, IHDG's 1998 results were impacted by approximately thirteen and fifteen weeks of Imperial sales, cost of sales, and other expenses for the second quarter and first six months, respectively.

         Net Sales. Net sales were $119.1 million for the second quarter and $215.0 million for the six months ended June 27, 1998 representing increases over the same period a year ago of 17.4% and 8.9%, respectively. The increase in net sales was driven by the Imperial acquisition, which accounted for sales of $35.1 million for the quarter and $41.9 million for the six months, partially offset by declines in North American trade sales as a result of Walmart's, Target's and Hechinger's decisions to reduce their wallcovering offerings and market softness coupled with the consolidation of IHDG's and Imperial's sales forces. Trade sales for the U.K. business decreased $8.6 million for the quarter and $11.4 million for the six months, principally due to weakness in the export market where the strength of the Sterling and poor economic conditions in Eastern Europe and the Far East affected export sales.

         Sales of flexible vinyl films and sheeting at Vernon Plastics fell $1.0 million to $14.3 million for the quarter and $1.7 million to $26.3 million for the first six months of 1998. Customer demand shifted to lower priced commodity products in the pool liner and industrial fabrics product lines.

         Gross Margin. Gross margin was 33.7% for the second quarter and 32.0% for the six months ended June 27, 1998 compared to 39.2% and 37.0% for the same periods in 1997. In the second quarter of 1998, gross margin was impacted by $7.4 million of amortization related to the step-up of Imperial inventory to fair market value. Without the amortization of the step-up, margin would have been 39.9% for the quarter. For the first six months of 1998, margin was impacted by $8.7 million of amortization related to the step-up and a $4.6 million charge for excess inventories. The Company recorded the charge for excess inventories due to production planning changes, consolidation of manufacturing facilities and distribution centers, the anticipated effect of consolidating sales forces in North America and assessment of product and marketing strategies for existing and acquired collections. Without the amortization of the step-up and charge for excess inventories, margin would have been 38.1% for the first six months.

         Selling, general, and administrative expenses. Selling, general, and administrative expenses were 32.5% and 35.9% of sales for the quarter and six months ended June 27, 1998, respectively, compared to 28.4% and 27.8% of sales for the same periods in 1997. Without the restructuring and other integration charges described below, selling, general, and administrative expenses would have been 30.9% and 31.8% of sales for the quarter and year, respectively. Transaction costs, including monitoring fees of $0.6 million and increased pension expense and employee costs in sales force impacted the second quarter of 1998. In addition, the first six months of 1998 were impacted by bonuses and compensation expense on stock options for BDPH's management that became exercisable upon the sale and sales bonuses together totaling $1.5 million.

         Restructuring and other integration costs. The Company recorded restructuring charges and other integration costs of $1.9 million for the second quarter and $8.7 million for six months ended June 27, 1998 in anticipation of the Company's planned exit of two distribution centers and the finishing and bookmaking operations at one manufacturing facility and the consolidation of the Company's and Imperial's administrative functions. The charge also provided for the restructuring of the Company's headquarters and sales force. The charge included asset write-downs of $825,000 for impaired assets at the affected distribution centers, $5.8 million related to severance and other employee related benefits, $0.6 million for lease termination costs and $1.5 million of other charges relating to the Integration Plan. The restructuring affected approximately 320 employees.

         Transaction costs. Transaction costs totaling $4.0 million were incurred in the first six months of 1998, comprised primarily of legal and underwriter fees.

         Taxes. Income tax expense was $0.3 million and $0.1 million for the quarter and six months ended June 27, 1998, respectively, compared to $3.9 million and $6.6 million for the same periods in 1997. The reduction in income tax expense between the periods is not proportional to the reduction in income before taxes primarily due to deferred income taxes provided on undistributed earnings of the foreign subsidiaries in 1998 and a valuation allowance which reduced the income tax benefit of the loss on domestic operations in 1998.

Pro Forma Liquidity and Capital Resources

         In connection with the Recapitalization and the Imperial acquisition, on March 13, 1998, (i) Blackstone contributed $84.6 million to the equity of MergerCo (predecessor to the Company); (ii) the Company borrowed $198.0 million in term loans under the Company's senior credit facilities (the"Senior Credit Facilities"), and (iii) the Company issued $125.0 million 11% Senior Subordinated Notes due 2008 (the "Notes"). The Company's Senior Credit Facilities provide an aggregate amount of $300.0 million comprised of (x) term loans in the aggregate principal amount of $225.0 million, of which $27.0 million is available for up to 18 months from March 13, 1998 on a deferred draw basis, and (y) a $75.0 million six-year Revolving Credit Facility.

         The Company's primary liquidity requirements are for debt service under the Senior Credit Facilities and the Notes, and for working capital, product development (sample books and design and engraving) and other capital expenditures. IHDG historically funded these requirements through internally generated cash flow. Imperial historically funded these requirements through borrowings under its credit facilities and advances from C&A. At June 27, 1998, the Company's consolidated indebtedness was $346.9 million, consisting of $198.0 million in Term Loans, $23.9 million under the Revolving Credit Facility and $125.0 million of the Notes. To provide additional financing to fund the Recapitalization and the Imperial acquisition, Blackstone contributed $84.6 million to the Company. The Company anticipates total capital expenditures for 1998 and 1999 of approximately $35.0 million and $44.0 million, respectively. In 1998, the anticipated capital expenditures consist of (i) approximately $20.0 million in North America, substantially all of which is related to the Integration Plan, (ii) approximately $12.7 million in the U.K., approximately $5.7 million of which will be used to upgrade the Company's U.K. facilities in order to comply with new Environmental Laws, and (iii) approximately $2.3 million relating to Vernon Plastics Inc., a subsidiary of the Company ("Vernon Plastics") and the commercial wallcovering operations. In 1999, the Company anticipates capital expenditures of (i) approximately $20.8 million in North America, substantially all of which is related to implementation of the Integration Plan, (ii) approximately $20.7 million in the U.K., and (iii) approximately $2.5 million relating to Vernon Plastics and the commercial wallcovering operations. Management estimates that upon completion of the Company's integration of IHDG and Imperial in North America, the annual capital expenditures required to maintain the Company's facilities will be between $7.0 million and $10.0 million per year. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facilities.

         In conjunction with the Imperial acquisition, the Integration Plan has been adopted that includes the consolidation and rationalization of operations. As part of the Integration Plan, the Company plans to close Imperial facilities in Plattsburgh, New York and Ashaway, Rhode Island, dispose of certain assets, and reduce the salary and hourly workforce by approximately 530 employees. The Integration Plan is expected to be substantially complete by the end of 1999. The liabilities accrued under purchase accounting relating to the Integration Plan for the Imperial acquisition were $12.4 million.

         Additionally, as part of the consolidation and rationalization of operations, the Company recorded restructuring charges and other integration costs of $8.7 million for the six months ended June 27, 1998 in anticipation of the Company's planned exit of two distribution centers and the finishing and bookmaking operations at one manufacturing facility and consolidation of the Company's and Imperial's administrative functions. The charge also provided for the restructuring of the Company's headquarters and sales force, the write-down of certain assets to be disposed of to net realizable value, lease and other contractual agreement buyouts, and a reduction in the salary and hourly workforce by approximately 320 employees. The plan is expected to be substantially complete by end of 2000. In addition, the Company recorded $4.6 million for inventory write-downs which has been reported with cost of goods sold for the first six months ended June 27, 1998. The Company expects to incur non-cash costs of $5.4 million in the six months ended June 27, 1998 to integrate the operations of IHDG and Imperial.

         Certain benefits that may result from head count reductions and fixed cost savings are anticipated to be fully realized in 2000 as a result of the implementation of the Company's Integration Plan. During 1997, the Company incurred $39.0 million of fixed costs and compensation expense relating to facilities to be closed and positions to be eliminated. Management estimates that these costs will be eliminated by the year 2000, but will be partially offset by $10.4 million of incremental overhead costs, primarily at the Company's Knoxville, Tennessee facility. Total cumulative net fixed costs savings from the Integration Plan are estimated at $28.6 million by the end of 2000, with $18.0 million estimated expected to be realized in 1999 and $5.0 million in 1998.

         The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Revolving Credit Facility and the Deferred Draw Term Loan. As of June 27, 1998, after giving effect to the Transactions, the Revolving Credit Facility and the Deferred Draw Term Loan would have provided $78.1 million of additional borrowings available to be drawn, subject to the satisfaction of customary conditions. Amounts available under the Revolving Credit Facility and the Deferred Draw Term Loan may be used for working capital and general corporate purposes, subject to certain limitations under the Senior Credit Facilities. Assuming the successful implementation of its Integration Plan, the Company believes that these funds will be sufficient to meet its current and future financial obligations, including the payment of principal and interest on the Notes, working capital, capital expenditures and other obligations. No assurance can be given, however, that this will be the case. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

Recently Issued Accounting Standards

         The Financial Accounting Standards Board has recently issued two new accounting standards, Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," Statement No. 132, "Employees' Disclosures about Pensions and Other Postretirement Benefits," Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," and SOP98-1 "Accounting for the Costs of Computer Software Developed for or Obtained for Internal-Use." These statements will affect the disclosure requirements for the 1998 reporting period. The Company is currently evaluating the effect of these new statements.

Year 2000 Compliance

         Many existing computer programs utilized globally use only two digits in a data field to identify the year and to perform time calculations. These programs, if not corrected, could fail or create errors by or at the Year 2000. This "Year 2000" issue is believed to affect virtually all companies and organizations, including this Company.

         The Company relies on a significant number of computer programs and computer technology for its key operations, including product design, sales order processing, manufacturing, inventory management, distribution, finance, and various administrative functions. The Company's sales order processing and production planning systems generally use proprietary applications, while third-party applications are used more extensively for manufacturing, finance and other administrative functions.

         Following the Recapitalization, the Company is currently performing a comprehensive study of all of its computer systems, including both internally developed programs and software purchased from outside vendors, to identify Year 2000 compliance and other operating issues. As part of its Integration Plan, the Company has selected and is in the process of converting all computer systems to computer systems utilized by Sunworthy (the Canadian wallcoverings business formerly owned by Borden) for its critical business functions. Preliminary testing indicates that the selected systems are substantially Year 2000 compliant. The conversion program is on schedule for phased implementation to be completed by the end of the first quarter of 1999. The $320,000 paid to software vendors during the first six months of 1998 for the conversion to the Sunworthy system has been capitalized and the Company does not expect significant additional third-party costs related to that conversion.

         The Company is also conducting a comprehensive Year 2000 study of its other computer systems and technologies which it expects to complete by the fall of 1998. This study will include identification of Year 2000 issues and strategies for addressing such issues that affect third-party software applications. Third-party providers will also be contacted and appropriate representations will be sought to the effect that Year 2000 issues associated with the software provided by them to the Company have been or will be timely addressed. The Company is in the process of initiating formal communications with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to the failure of such suppliers and customers to remedy their own Year 2000 problems. The Company plans to develop formal contingency plans by the end of 1998 where appropriate and expects to be in a position to estimate the future costs of resolving Year 2000 issues at such time.

         Notwithstanding that the Company is proceeding with the implementation of its own compliance program, including ascertaining Year 2000 compliance of third parties, the costs of achieving compliance or the inability of the Company or its material suppliers and customers to effectuate solutions to their respective Year 2000 issues on a timely and cost effective basis could have a material adverse on the Company.

Forward-Looking Statements

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control. All statements other than statements of historical facts included in this report, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and located elsewhere herein regarding the Company's financial position, plans to increase revenues, reduce expenses and take advantage of synergies and any statements regarding other future events or future prospects of the Company, are forward-looking statements. When used in this report, the words "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These forward-looking statements speak only as of the date hereof. The Company is not undertaking any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct or that savings or other benefits anticipated in the forward-looking statements will be achieved. Holders of the Company's securities are cautioned not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on their behalf are expressly qualified in their entirety by the cautionary statements.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         The combined Company is a party to various litigation matters incidental to the conduct of its business. Management believes that the outcome of any of the matters in which it is currently involved is not reasonably likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

         The Company has been identified as a potentially responsible party ("PRP) at the Solvents Recovery Service of New England ("SRSNE") Superfund Site by the United States Environmental Protection Agency ("US EPA"). SRSNE operated a solvent reclaiming facility in Southington, Connecticut. The facility allegedly released various materials to soil and groundwater. US EPA added the facility to the National Priorities List which is the inventory of sites designated for cleanup under the federal Superfund law. In 1992, the Company received a notice of potential liability from US EPA because the Company allegedly sent material to SRSNE for recycling. Following the notice, the Company joined with other PRPs in executing various administrative orders issued by US EPA. These orders directed various site investigation and cleanup efforts. The currently projected estimate of total site remediation costs is approximately $50 million. The potential liability of individual PRPs is based on its proportionate share of materials allegedly sent to the SRSNE site. Although this proportionate share could vary in response to the insolvency of certain group members or the addition of new members, the Company's current proportionate share of the total projected remediation costs is estimated to be approximately $900,000.

         On May 17, 1998, the Massachusetts Department of Environmental Protection issued a Notice of Responsibility which identified Vernon Plastics as a PRP for the release of oil and/or hazardous materials at the Ridge Hill Road site in Freetown, Massachusetts and the Ledge site in Dartmouth, Massachusetts. Allegedly, materials that Vernon Plastics and 75 other PRPs sent to the Re-Solve site, a former recycling facility operated by Re-Solve, Inc., were subsequently sent to the Ridge Hill Road site and the Ledge site for disposal. The Notice of Responsibility for the Ridge Hill Road site and the Ledge site requests that the PRPs characterize environmental conditions at both sites. Vernon Plastics has paid $1,000 toward the development and implementation of these plans. In 1980, the US EPA designated Re-Solve site as a Superfund site and sent Vernon Plastics a notice letter in 1983. Vernon Plastics voluntarily entered into a settlement agreement as a de minimis party with the US EPA and the State of Massachusetts in 1989, and paid $106,000 to the US EPA to resolve its liability share of response costs for this site. The Company cannot estimate with any certainty the future costs it may incur to resolve its involvement at the Ridge Hill Road site or the Ledge site, because investigation and remediation activity at the sites are in the preliminary stages. Based on the number of PRPs identified for these two sites and Vernon Plastics' status as de minimis party at Re-Solve site, the Company does not expect that its liability for these two sites will have a material adverse effect, individually or in the aggregate, on it operations, liquidity or financial condition.
Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Default Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibit No.               Description
                  -----------               -----------

                  27.                       Financial Data Schedule

         b.       Reports on Form 8-K
                  -------------------

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.





                               THE IMPERIAL HOME DECOR GROUP INC.



Date: September 28, 1998       By: /s/ Scott R. Levin
                                   ----------------------------------------
                                   Scott R. Levin
                                   Executive Vice President--Administration and
                                   Chief Financial Officer

                                   (Principal Financial Officer and Duly
                                   Authorized Officer)