Form 10-Q
period 1998-09-26
IMPERIAL HOME DECOR GROUP INC
filed 1998-11-10
CIK 1060242

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                for the Quarterly Period Ended September 26, 1998

                                   ----------

                           Registration No.: 333-58913

                       THE IMPERIAL HOME DECOR GROUP INC.
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                  51-0370302

(State or Other Jurisdiction of        (I.R.S. Employer Identification. No.)
Incorporation or Organization)


                  23645 Mercantile Road, Cleveland, Ohio 44122
               (Address of Principal Executive Offices) (Zip Code)


                                 (216) 464-3700
              (Registrant's Telephone Number, Including Area Code)

                                      NONE
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)




         Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes           No  X
                                         ----         ---

                  Number of shares outstanding of each class of common stock at November 9, 1998:

                             5,937,500 Common Shares

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       SEPT. 26,        DEC. 31,
                                                                                         1998             1997
                                                                                       ---------        ---------
                                      ASSETS
Current Assets:
   Cash and equivalents.........................................................       $   3,109        $   3,795
   Accounts receivable, less allowance for doubtful accounts
     of $3,524 and $1,758, respectively.........................................          99,536           55,160
   Inventories:
      Finished and in-process goods.............................................          94,503           52,012
      Raw materials and supplies................................................          10,115            7,467
                                                                                       ---------        ---------
      Total inventories.........................................................         104,618           59,479
   Other current assets.........................................................          25,127           20,382
                                                                                       ---------        ---------
Total Current Assets:...........................................................         232,390          138,816
                                                                                       ---------        ---------
Property, plant and equipment, net of accumulated depreciation of $65,580 and
   $58,729, respectively........................................................         109,241           66,740
Assets held for resale..........................................................           4,190              ---
Goodwill........................................................................          10,752           10,868
Other non-current assets........................................................          45,032           23,210
                                                                                       ---------        ---------
                                                                                       $ 401,605        $ 239,634
                                                                                       =========        =========
                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
   Bank loan....................................................................       $     ---        $   1,529
   Notes payable under revolving credit facility................................          44,935              ---
   Accounts payable.............................................................          41,832           31,310
   Income taxes payable.........................................................          10,068            6,249
   Other current liabilities....................................................          54,655           22,470
                                                                                       ---------        ---------
Total Current Liabilities.......................................................         151,490           61,558
                                                                                       ---------        ---------
Long-term debt..................................................................         323,000              ---
Other long-term liabilities.....................................................          27,146           11,346
Commitments and Contingencies (Note 10)                                                      ---              ---
                                                                                       ---------        ---------
                                                                                         501,636           72,904
                                                                                       ---------        ---------
Shareholders' Equity (Deficiency):
   Common stock.................................................................              59              200
   Preferred stock..............................................................             ---          194,189
   Paid-in capital..............................................................         (64,349)         (69,242)
   Accumulated translation adjustment...........................................             372             (672)
   Retained earnings (deficit)..................................................         (34,814)          15,676
   Owner's investment...........................................................             ---           27,878
   Minimum pension liability adjustment.........................................          (1,299)          (1,299)
                                                                                       ---------        ---------

Total Shareholders' Equity (Deficiency)                                                 (100,031)         166,730
                                                                                       ---------        ---------
                                                                                       $ 401,605        $ 239,634
                                                                                       =========        =========

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      -------------------------        -------------------------
                                                      SEPT. 26,       SEPT. 27,        SEPT. 26,        SEPT. 27,
                                                        1998             1997            1998             1997
                                                      --------          -------        --------         --------
Net sales                                             $104,011          $92,821        $319,041          $290,328
Cost of goods sold (including amortization of
   inventory step-up of $2,898 and $11,560 and
   an additional write-off of excess inventories
   of $9,997 and $14,554 for the three and nine
   months ended September 26, 1998,
   respectively) ..............................         77,493           61,120         223,808          185,630
                                                      --------          -------        --------         --------

Gross margin...................................         26,518           31,701          95,233          104,698
Distribution expense...........................          5,147            5,276          16,576           17,049
Marketing expense..............................         19,505           13,764          58,751           46,386
General and administrative expense.............          8,455            4,493          26,159           14,965
Restructuring charges and other integration costs        7,187              ---          15,927              ---
                                                      --------          -------        --------         --------
Operating income (loss)........................        (13,776)           8,168         (22,180)          26,298
Merger costs...................................            ---              ---           4,000             ---
Interest (income) expense, net (including
    amortization of deferred financing
    costs of $539 and $1,276 for the three months
    and nine months ended September 26, 1998,
    respectively)..............................          9,259             (212)         19,161             (368)
                                                      --------          -------        --------         --------
Income (loss) before income taxes..............        (23,035)           8,380         (45,341)          26,666
Income tax expense (benefit)...................           (285)           2,485            (161)           9,075
                                                      --------          -------        --------         --------
Net income (loss)..............................       $(22,750)         $ 5,895        $(45,180)        $ 17,591
                                                      ========          =======        ========         ========

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                            ----------------------
                                                                            SEPT 26,     SEPT. 27,
                                                                              1998          1997
                                                                            --------      --------
Cash flows from operating activities:
       Net (loss) income...............................................     $(45,180)     $ 17,591

       Adjustments to reconcile net (loss) income to net cash
         (used in) provided by operating activities, net of
         acquisition:
              Depreciation and amortization............................       11,417         6,785
              Amortization of deferred financing costs.................        1,276           ---
              Accounts receivable......................................       (2,330)       (2,670)
              Inventories, net.........................................       14,560         4,238
              Accounts payable.........................................       (7,130)       (7,837)
              Current and deferred foreign income taxes................       (1,035)        3,892
              Other assets.............................................       (8,509)           27
              Other liabilities........................................        5,417         2,293
                                                                            --------      --------
              Cash (used in) provided by operating activities..........      (31,514)       24,319
                                                                            --------      --------
Cash flows from investing activities:
       Capital expenditures............................................      (18,135)      (10,275)
       Acquisition of Imperial Wallcoverings, Inc......................      (72,200)          ---
                                                                            --------      --------
              Cash used in investing activities........................      (90,335)      (10,275)
                                                                            --------      --------
Cash flows from financing activities:
       Repayment of borrowings on bank loan............................       (1,529)          ---
       Borrowings under revolving credit facility......................       44,935           ---
       Borrowings under long-term debt arrangements....................      323,000           ---
       Debt issuance fees..............................................      (17,938)          ---
       Equity contribution.............................................       84,500           ---
       Borden recapitalization cash distribution.......................     (314,432)          ---
       Dividends paid..................................................       (2,635)      (14,128)
       Changes in owners' investment...................................        5,288        10,104
                                                                            --------      --------
              Cash provided by (used in) financing activities..........      121,189        (4,024)
                                                                            --------      --------
Effect of exchange rate changes on cash................................          (26)          ---
                                                                            --------      --------
Increase (decrease) in cash and equivalents............................         (686)       10,020
Cash and equivalents at beginning of period............................        3,795         6,768
                                                                            --------      --------
Cash and equivalents at end of period..................................     $  3,109      $ 16,788
                                                                            ========      ========

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of The Imperial Home Decor Group Inc., formerly known as Borden Decorative Products Holdings, Inc. ("BDPH"), have been prepared in accordance with generally accepted accounting principles for interim financial statement information and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the combined financial statements and notes thereto for the year ended December 31, 1997. The results of operations for the nine months ended September 26, 1998, are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.


2.  THE TRANSACTIONS

     The Initial Offering

         The Imperial Home Decor Group Inc. issued 11% Senior Subordinated Notes due 2008, for an aggregate principal amount of $125,000,000 (the "Initial Offering"). The Initial Offering was made in connection with (i) the recapitalization (the "Recapitalization") of BDPH pursuant to a Recapitalization Agreement, dated as of October 14, 1997, as amended (the "Recapitalization Agreement"), among BDPH, BDPI Holdings Corporation ("MergerCo") and Borden Inc. ("Borden") and (ii) the acquisition of Imperial Wallcoverings, Inc. and its affiliate (together, "Imperial") (the "Imperial Acquisition") pursuant to an Acquisition Agreement, dated as of November 4, 1997, as amended (the "Imperial Acquisition Agreement"), among Collins & Aikman Corporation ("C&A"), Imperial Wallcoverings, Inc. ("Imperial U.S.") and MergerCo.

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

     The Recapitalization

         The principal components of the Recapitalization were:

         - The transfer of substantially all the assets and liabilities of Sunworthy (the Canadian wallcoverings business of Borden) to a wholly owned subsidiary of BDPH;

         - The equity contribution of $84.5 million in cash to MergerCo by Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. (collectively, "Blackstone");

         -        The merger of MergerCo with and into BDPH;

         - The conversion of all the preferred stock and certain common stock of BDPH into the right to receive a total of $309.5 million in cash, plus a $4.9 million post-closing adjustment under the Recapitalization Agreement; and

         - The cancellation and settlement of existing stock options for $1.3 million which resulted in a charge to operations of $0.7 million for the excess of the amount paid over that previously accrued.

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

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The Imperial Acquisition

         The principal components of the Imperial Acquisition were:

         - The acquisition of all the outstanding capital stock of Imperial Wallcoverings, Inc. by BDPH;

         - The acquisition of substantially all the assets and liabilities of Imperial Wallcoverings (Canada), Inc. by a wholly owned subsidiary of BDPH;

         - The payment by BDPH to C&A of the cash purchase price for the Imperial Acquisition of $71.2 million plus an $1.6 million post-closing adjustment pursuant to the Imperial Acquisition Agreement; and

         - The grant to C&A by BDPH of an option to purchase newly issued shares of BDPH's common stock equal to 6.7% of BDPH's common stock outstanding as of the Closing, which was valued at $6.0 million after arm's length purchase price negotiations between MergerCo and C&A and was generally based on a five-year discounted cash flow analysis.

         Following the Recapitalization and the Imperial Acquisition, BDPH changed its name to The Imperial Home Decor Group Inc. (the "Company").

         The Imperial Acquisition is accounted for using purchase accounting in which the total purchase cost was allocated to the Imperial assets acquired and liabilities assumed, based on their respective fair values. The total purchase price of $79.8 million consisted of $72.8 million of cash (including post-closing adjustments), an option valued at $6.0 million and $1.0 million of direct acquisition costs. The historical book value of the net assets acquired exceeded the purchase price by $22.8 million. This excess was allocated first to adjust the assets and liabilities acquired to their estimated fair values and then as a proportionate reduction of property, plant and equipment and other non-current assets. The principal components of this allocation were (1) an increase of $5.9 million in inventories, (2) the recording of $4.2 million in assets held for resale, $12.5 million in accruals, and $5.0 million in deferred tax liabilities, and (3) a reduction of $16.5 million in property, plant and equipment.

The resulting preliminary purchase price allocation was as follows (in thousands):

              Cash...........................................      $   206
              Accounts receivable............................       38,241
              Inventories....................................       60,654
              Other current assets...........................        1,980
              Property, plant and equipment..................       33,524
              Assets held for resale.........................        4,190
              Other non-current assets.......................        2,521
              Accounts payable and accrued expenses..........      (46,985)
              Deferred income taxes..........................       (5,474)
              Other long-term liabilities....................       (9,057)
                                                                   -------
                   Total.....................................      $79,800
                                                                   =======

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

                                                                              NINE MONTHS ENDED
                                                                        --------------------------------
                                                                        SEPT. 26, 1998    SEPT. 27, 1997
                                                                        --------------    ---------------
Net sales...............................................................   $352,068        $ 415,680
Net loss before cumulative effect in change in accounting policy........     60,474           12,078

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

         The Senior Credit Facilities consist of (i) a six-year revolving credit facility in an aggregate principal amount not to exceed $75.0 million ($44.9 million borrowed since the closing date and outstanding at September 26, 1998) and (ii) term loan facilities consisting of (a) a $38.0 million six-year tranche A term loan facility ("Term Loan A"), of which an additional $27.0 million is available for up to 18 months following the Closing on a deferred draw basis,
(b) a $115.0 million seven-year tranche B term loan facility ("Term Loan B"), and (c) a $45.0 million eight-year tranche C term loan facility ("Term Loan C" and, collectively with Term Loan A and Term Loan B, the "Term Loans").

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

         Interest rates for the revolving credit facility and the Term Loans are variable with each calculated using one of several interest rate options. At September 26, 1998, interest rates are as follows: Revolving Credit Facility--8.27%; Term Loan A--8.1875%; Term Loan B--8.44%; and Term Loan C--8.3125%. A commitment fee of 0.5% per annum is paid on the unused portion of the revolving credit facility and the unused portion of Term Loan A.

         The Senior Credit Facilities contain a number of covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. The Senior Credit Facilities also require the Company to comply with certain financial ratios and tests, under which the Company will be required to achieve certain financial and operating results.


3.  RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the presentation utilized in the quarter and nine months ended September 26, 1998.

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.  RESTRUCTURING CHARGES AND OTHER INTEGRATION COSTS

         In conjunction with the Imperial Acquisition, a plan to integrate the Company and Imperial in North America has been adopted that includes the consolidation and rationalization of operations. As it relates to the Imperial Acquisition, the Company plans to close facilities in Plattsburgh, New York and Ashaway, Rhode Island, dispose of certain assets, and reduce the salary and hourly workforce by approximately 530 employees. The plan is expected to be substantially complete by the end of 2000. The liabilities accrued under purchase accounting relating to the Integration Plan for the Imperial Acquisition were $12.5 million.

         Additionally, as part of the consolidation and rationalization of operations, the Company recorded restructuring charges and other integration costs of $7.2 million and $15.9 million for the quarter and nine months ended September 26, 1998.

         In the third quarter, as a result of market conditions in Eastern Europe and Russia, the Company reduced its workforce at its U.K. operations. A restructuring charge of $2.0 million was recorded to provide for severance costs for approximately 110 U.K. employees. The U.K. restructuring will be substantially complete by the end of 1998.

         In connection with the Integration Plan, a $1.2 million restructuring charge was recorded in the third quarter to provide for severance and other employee related benefits in North America. The Company incurred other expenses of $4.0 million for the third quarter related to its overall Integration Plan which consisted of one-time charges associated with the Integration Plan for items such as consulting and legal services, relocations of employees and temporary staffing.

         Of the $15.9 million restructuring charge and integration costs recorded in the first nine months of 1998, charges totaling $8.7 million relating to the Integration Plan were recorded in the first six months of 1998 and were taken in anticipation of the Company's planned exit of two distribution centers and the finishing and bookmaking operations at one manufacturing facility and the consolidation of the Company's and Imperial's administrative functions and sales force. This $8.7 million charge also provided for the write-down of certain assets to be disposed of to net realizable value, lease and other contractual agreement buyouts, and a reduction in the salary and hourly workforce by approximately 320 employees.

         The liabilities accrued under purchase accounting and for the IHDG restructuring and other integration costs are as follows (in thousands):

                                                         ANTICIPATED                ANTICIPATED
                                                          SEVERANCE                  LEASE AND
                                                          AND OTHER    ANTICIPATED     OTHER
                                                           RELATED      FACILITY    CONTRACTUAL
                                              ASSET        EMPLOYEE      CLOSURE     AGREEMENT
                                           WRITE-DOWNS     BENEFITS       COSTS       BUYOUTS     OTHER      TOTAL
                                           -----------     --------       -----       -------     -----      -----
IMPERIAL PURCHASE ACCOUNTING:
Liabilities accrued under purchase
    Accounting at March 13, 1998...            $   ---       6,089        $3,930      $2,220      $   277  $12,516
Cash Expenditures..................                ---      (1,663)         (779)       (553)         (31)  (3,026)
                                               -------      ------        ------      ------      -------   ------
Balance at September 26, 1998......            $   ---       4,426        $3,151      $1,667      $   246  $ 9,490
                                               -------      ------        ------      ------      -------   ------

IHDG RESTRUCTURING CHARGES AND OTHER
    INTEGRATION COSTS:
Expensed through September 26, 1998            $1,025        8,572        $  ---      $  648      $ 5,682  $15,927
Write down of property to net
    Realizable value...............            (1,025)         ---           ---         ---          ---   (1,025)

Cash expenditures..................               ---       (4,569)          ---         ---       (5,682) (10,251)
                                               ------       ------        ------      ------      -------   ------
Balance at September 26, 1998......            $    0       $4,003        $  ---      $  648      $     0  $ 4,651
                                               ======       ======        ======      ======      =======   ======

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



5.  CERTAIN NON-CASH CHARGES

         The Company incurred non-cash charges of $12.9 million and $26.8 million for the quarter and nine months ended September 26, 1998, respectively. The charges in the third quarter consisted of $2.9 million for the amortization of the inventory step-up and $10.0 million for an inventory write-down both of which were reported with cost of goods sold in the accompanying condensed consolidated statements of operations for the quarter ended September 26, 1998. For the nine months, the charges were $11.6 million for the amortization of inventory step-up and $14.6 million for inventory write-downs which were included in costs of goods sold, and $0.7 million for charges related to management options which were included in general and administrative expenses.



6.  SUPPLEMENTAL INFORMATION

         Other current assets, non-current assets, current liabilities and long-term liabilities consist of the following (in thousands):

                                                                            SEPT. 26,
                                                                               1998
                                                                            ----------
Other current assets:
Sample books ...........................................................      $ 8,526
Design and engraving costs .............................................       11,006
Other ..................................................................        5,595
                                                                              -------
                                                                              $25,127
                                                                              -------
Other non-current assets:
Prepaid pension assets .................................................      $16,709
Deferred debt issuance cost, net .......................................       16,662
Other ..................................................................       11,661
                                                                              -------
                                                                              $45,032
                                                                              -------
Other current liabilities:
Accrued restructuring and other integration costs ......................      $ 7,594
Customer allowances and credits ........................................       13,513
Wages and payroll taxes ................................................       10,661
Interest payable .......................................................        3,077
Other ..................................................................       19,810
                                                                              -------
                                                                              $54,655
                                                                              -------
Other long-term liabilities:
Deferred income taxes ..................................................      $ 9,797
Non-pension post-employment benefit obligation .........................       10,072
Accrued restructuring and other integration costs.......................        6,547
Other ..................................................................          730
                                                                              -------
                                                                              $27,146
                                                                              -------


7.  INCOME TAXES

         Prior to the Merger, income tax expense for domestic and foreign operations that filed a combined return with other Borden affiliates was calculated utilizing statutory rates multiplied by pretax income as adjusted for known book tax differences. Deferred income tax assets and liabilities for domestic and Canadian operations were included in the owner's investment account. Upon consummation of the Merger, a valuation allowance of approximately $1.1 million was recognized as management determined that it is more likely than not that the deferred tax assets for the combined U.S. operations will not be realized. At September 26, 1998 the Canadian net deferred income tax asset was $1.2 million and the U.K. net deferred income tax liability was $10.4 million.

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.  COMPREHENSIVE INCOME

         As of December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income for the nine months ended September 26, 1998 and September 27, 1997, in thousands, was as follows.

                                                                                           NINE MONTHS ENDED
                                                                                  ----------------------------------
                                                                                   SEPT. 26, 1998    SEPT. 27, 1997
                                                                                  ----------------  ----------------
Net (loss) income..............................................................      $  (45,180)       $  17,591
Foreign currency translation adjustments ......................................           1,044           (5,107)
Comprehensive (loss) income ...................................................      $  (44,136)       $  12,484


9.  NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore, the Company will adopt the new requirements in 1998, which will require retroactive disclosure. Management has not determined the impact adoption of Statement 131 will have on the Company's financial statement disclosures.

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


10.  COMMITMENTS AND CONTINGENCIES

         The Company is subject to federal, state and local laws and regulations concerning the environment, and it has received notices that it is a potentially responsible party ("PRP") in administrative proceedings at four sites. It is difficult to estimate the total cost of remediation due to the complexity of the environmental laws and regulations, the uncertainty regarding the extent of the environment risks and the Company's responsibility, and the selection of alternative compliance approaches. When it is possible to reasonably estimate the Company's liability with respect to environmental matters, provisions have been made in accordance with generally accepted accounting principles. The Company has recorded an accrual of $1.2 million for potential exposures as of September 26, 1998, including $0.9 million for the Solvents Recovery Service of New England superfund site in Southington, Connecticut. In the opinion of the

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Company's management, based on the facts presently known to it, the ultimate outcome of environmental matters will not have, individually or in the aggregate, a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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


11.  RELATED PARTIES

         In connection with the Recapitalization and Imperial Acquisition, Blackstone received a $4.0 million fee and the Company reimbursed Blackstone for all out-of-pocket expenses incurred in connection with the Recapitalization and Imperial Acquisition. In addition, pursuant to a monitoring agreement entered into between Blackstone and the Company, Blackstone will receive an annual $1.5 million monitoring fee and will be reimbursed for certain out-of-pocket expenses. During the nine months ended September 26, 1998, the Company recognized $0.8 million in expense related to this monitoring agreement.

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


12.  SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

         The Company's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Guarantees") by the Company's domestic subsidiaries (The Imperial Home Decor Group (US) LLC, Vernon Plastics Inc. and WDP Investments, Inc.) and Imperial Home Decor Group Holdings I Limited, a U.K. Company, (collectively the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct wholly-owned subsidiary of the Company. The obligations of each Guarantor Subsidiary under its Guarantee are subordinated to such subsidiary's obligations under the Senior Credit Facilities. Presented below is condensed consolidating financial information for the Company, the Guarantor Subsidiaries, and the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"). Such financial information is consolidated in the presentation below because (i) the Guarantor Subsidiaries have fully and unconditionally guaranteed the Notes on a joint and several basis and (ii) management of the Company believes that separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries would not provide additional information that is material to investors in the Notes.

         Investments in subsidiaries are accounted for by the Company on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company's investments in subsidiaries account and equity income. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The intercompany payable and receivable balances are netted in the owner's investment account.

                                   * * * * * *

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS INC.

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                               SEPTEMBER 26, 1998
                                 (IN THOUSANDS)

                                                                              NON-
                                                   PARENT        GUARANTOR    GUARANTOR   ELIMINATION
                                                   COMPANY     SUBSIDIARIES   SUBSIDIARIES ADJUSTMENTS  CONSOLIDATED
                                                  ----------    -----------     --------   --------      ---------

                    Assets
Current Assets:
     Cash and equivalents......................   $      ---    $     2,339     $    770                 $   3,109
     Accounts receivable.......................          ---         53,440       46,096                    99,536
     Inventories...............................          ---         60,238       43,496   $     884       104,618
     Other current assets......................          ---         12,081       13,046                    25,127
                                                  ----------    -----------     --------   ---------     ---------

         Total Current Assets..................          ---        128,098      103,408         884       232,390
Fixed assets, net..............................          ---         40,195       70,401      (1,355)      109,241
Assets held for resale.........................          ---          4,190          ---                     4,190
Goodwill.......................................          ---          1,168        9,584                    10,752

Other non-current assets.......................       16,662          5,405       22,965                    45,032
Investment in subsidiaries.....................       84,796            ---          ---     (84,796)          ---
                                                  ----------    -----------     --------   ---------     ---------
                                                  $  101,458    $   179,056     $206,358   $ (85,267)    $ 401,605
                                                  ==========    ===========     ========   =========     =========

      Liabilities and Shareholders' Equity
                 (Deficiency)
Current Liabilities:
     Notes payable under revolving credit         $   39,200    $       ---     $  5,735   $             $  44,935
       facility................................
     Accounts payable..........................           11         12,524       29,297                    41,832
     Income tax payable........................          ---            ---       10,068                    10,068
     Other current liabilities.................        2,889         23,921       27,845                    54,655
     Intercompany payable/(receivable).........      (38,395)        53,203      (14,808)                      ---
                                                  ----------   ------------     --------   ---------     ---------
         Total Current Liabilities.............        3,705         89,648       58,137                   151,490
Long-term debt.................................      323,000                                               323,000
Other long-term liabilities....................          ---         16,938          380          31        17,349
Deferred income tax............................          ---            ---        9,797                     9,797
Shareholder's equity (deficiency)..............     (225,247)        72,470      138,044     (85,298)     (100,031)
                                                  ----------   ------------     --------   ---------     ---------
                                                  $  101,458   $    179,056     $206,358   $ (85,267)    $ 401,605
                                                  ==========   ============     ========   =========     =========

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS INC.

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                                DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                             NON-
                                                   PARENT    GUARANTOR     GUARANTOR     ELIMINATION
                                                  COMPANY   SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                                                  -------   ------------- ------------   -----------   ------------
                     ASSETS
Current Assets:
     Cash and equivalents......................    $    ---   $    229     $   3,566     $             $   3,795
     Accounts receivable.......................         ---     18,086        37,074                      55,160
     Inventories...............................         ---     19,656        39,823                      59,479
     Other current assets......................         ---      3,793        16,589                      20,382
                                                   --------   --------     ---------     ---------     ---------
         Total Current Assets..................         ---     41,764        97,052                     138,816
Fixed assets, net..............................         ---     10,668        56,072                      66,740
Goodwill.......................................         ---      1,352         9,516                      10,868
Other non-current assets.......................         ---      1,214        21,996                      23,210
Investment in subsidiaries.....................      43,144        ---           ---       (43,144)            0
                                                   --------   --------     ---------     ---------     ---------
                                                   $ 43,144   $ 54,998     $ 184,636     $ (43,144)    $ 239,634
                                                   ========   ========     =========     =========     =========
         LIABILITIES AND SHAREHOLDERS'
                     EQUITY
Current Liabilities:
         Bank loan facility....................    $    ---   $    ---     $   1,529     $             $   1,529
     Accounts payable..........................         ---     15,595        15,715                      31,310
     Accrued liabilities.......................         ---     (1,417)       23,887                      22,470
     Income tax payable........................         ---        ---         6,249                       6,249
                                                   --------   --------     ---------     ---------     ---------
         Total Current Liabilities.............         ---     14,178        47,380                      61,558
Non-current liabilities........................         ---      1,491           309                       1,800
Deferred income tax............................         ---        ---         9,546                       9,546
                                                   --------   --------     ---------     ---------     ---------
Shareholder's equity (deficiency)..............      43,144     39,329       127,401       (43,144)      166,730
                                                   --------   --------     ---------     ---------     ---------
                                                   $ 43,144   $ 54,998     $ 184,636     $ (43,144)    $ 239,634
                                                   ========   ========     =========     =========     =========

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS INC.

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 26, 1998
                                 (IN THOUSANDS)


                                                                             NON-
                                                PARENT       GUARANTOR     GUARANTOR     ELIMINATION
                                               COMPANY      SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                                               -------      ------------- ------------   -----------   ------------
Net sales..................................    $   ---         $60,961       $ 65,254      $(22,204)      $104,011
Cost of goods sold.........................        ---          46,712         52,878       (22,097)        77,493
                                               --------        -------       --------      --------       --------
Gross margin...............................        ---          14,249         12,376          (107)        26,518
Distribution expense.......................        ---           1,464          3,683                        5,147
Marketing Expense..........................        ---          11,616          7,889                       19,505
General and administrative expense.........        ---           3,726          4,729                        8,455
Restructuring charges and other integration
costs......................................        ---           4,339          2,848                        7,187
                                               --------        -------       --------      --------       --------
Operating income...........................                     (6,896)        (6,773)         (107)       (13,776)
Interest (income) expense, net.............      3,616           1,269          4,374                        9,259
                                               --------        -------       --------      --------       --------
Income before income taxes.................     (3,616)         (8,165)       (11,147)         (107)       (23,035)
Equity income..............................    (22,750)                                      22,750
Income tax expense.........................        ---               1           (286)                        (285)
                                               --------        -------       --------      --------       --------
Net income (loss)..........................    (26,366)         (8,166)       (10,861)       22,643        (22,750)
                                               =======         =======       ========      ========       ========




                      THREE MONTHS ENDED SEPTEMBER 27, 1997
                                 (IN THOUSANDS)

                                                                             NON-
                                               PARENT      GUARANTOR       GUARANTOR    ELIMINATION
                                              COMPANY    SUBSIDIARIES     SUBSIDIARIES  ADJUSTMENTS    CONSOLIDATED
                                              -------    ------------     ------------  -----------    ------------
Net sales.................................   $    ---      $35,777          $70,459     $ (13,415)        $92,821
Cost of goods sold........................        ---       25,245           49,290       (13,415)         61,120
                                              -------       ------           ------       -------         -------
Gross margin..............................        ---       10,532           21,169                        31,701
Distribution expense......................        ---        1,327            3,949                         5,276
Marketing expense.........................        ---        6,254            7,510                        13,764
General and administrative expense........        ---        1,233            3,260                         4,493
                                              -------       ------           ------       -------         -------
Operating income..........................        ---        1,718            6,450                         8,168
Interest (income) expense, net............        ---         (799)             587                          (212)
                                              -------       ------           ------       -------         -------
Income before income taxes................        ---        2,517            5,863                         8,380
Equity income.............................      5,895          ---              ---        (5,895)            ---
Income tax expense........................        ---          826            1,659                         2,485
                                              -------       ------           ------       -------         -------
Net income (loss).........................    $ 5,895       $1,691           $4,204       $(5,895)        $ 5,895
                                              =======       ======           ======       =======         =======

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS INC.

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                      NINE MONTHS ENDED SEPTEMBER 26, 1998
                                 (IN THOUSANDS)

                                                PARENT     GUARANTOR    NON-GUARANTOR    ELIMINATION
                                               COMPANY    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                                               -------    ------------   ------------    -----------   ------------

Net sales.................................    $            $168,188        $224,827       $(73,974)      $319,041
Cost of goods sold........................                  129,364         168,045        (73,601)       223,808
                                              --------     ---------       --------       --------       --------
Gross margin..............................         ---       38,824          56,782           (373)        95,233
Distribution expense......................         ---        4,814          11,762                        16,576
Marketing expense.........................         ---       31,458          27,293                        58,751
General and administrative expense........         ---        9,767          16,392                        26,159
Restructuring charges and other integration
costs.....................................                   11,067           4,860                        15,927
                                              --------     ---------       --------       --------       --------
Operating income (loss)...................         ---      (18,282)         (3,525)          (373)       (22,180)
Merger costs..............................       4,000                                                      4,000
Interest (income) expense, net............       6,590        2,726           9,845                        19,161
                                              --------     ---------       --------       --------       --------
Income before income taxes................     (10,590)     (21,008)        (13,370)          (373)       (45,341)
Equity income.............................     (45,180)         ---             ---         45,180            ---
Income tax expense........................         ---          304            (465)                         (161)
                                              --------     ---------       --------       --------       --------
Net income (loss).........................    $(55,770)    ($21,312)       ($12,905)        44,807       ($45,180)
                                              --------     ---------       --------       --------       --------



                      NINE MONTHS ENDED SEPTEMBER 27, 1997
                                 (IN THOUSANDS)

                                                PARENT     GUARANTOR    NON-GUARANTOR    ELIMINATION
                                               COMPANY    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                                               -------    ------------   ------------    -----------   ------------
Net sales.................................     $   ---      $ 116,628       $226,887      $(53,187)       $290,328
Cost of goods sold........................         ---         82,776        156,041       (53,187)        185,630
                                               -------      ---------       --------      --------        --------
Gross margin..............................         ---         33,852         70,846                       104,698
Distribution expense......................         ---          4,358         12,691                        17,049
Marketing expense.........................         ---         21,046         25,340                        46,386
General and administrative expense........                      3,855         11,110                        14,965
                                               -------      ---------       --------                      --------
Operating income..........................         ---          4,593         21,705                        26,298
Interest (income) expense, net............                     (2,180)         1,812                          (368)
                                               -------      ---------       --------      --------        --------
Income before income taxes................         ---          6,773         19,893                        26,666
                                               -------      ---------       --------                      --------
Equity income.............................      17,591            ---            ---       (17,591)            ---
Income tax expense........................                      2,569          6,506                         9,075
                                               -------      ---------       --------      --------        --------
Net income (loss).........................     $17,591      $   4,204       $ 13,387      $(17,591)       $ 17,591
                                               =======      =========       ========      ========        ========

                       THE IMPERIAL HOME DECOR GROUP INC.
                                FORMERLY KNOWN AS
                    BORDEN DECORATIVE PRODUCTS HOLDINGS INC.

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 26, 1998
                                 (IN THOUSANDS)

                                                        PARENT       GUARANTOR      NON-GUARANTOR    ELIMINATION
                                                       COMPANY      SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                                                       -------      ------------    ------------    -----------   ------------
Cash provided by (used in) operating
     activities..................................      $ (34,615)      $  (5,963)      $   9,064                     $ (31,514)
Cash flow used in investing activities:
     Capital expenditures .......................           --            (9,556)         (8,579)                      (18,135)
     Acquisition of Imperial ....................        (72,200)           --              --                         (72,200)
                                                        --------                                                     ---------
Cash used in investing activities ...............        (72,200)         (9,556)         (8,579)                      (90,335)
                                                        --------       ---------       ---------                     ---------
Cash flow provided by (used in) financing
  activities:
     Repayment of borrowing on bank loan ........           --              --            (1,529)                       (1,529)
     Borrowings under revolving credit
      facility ..................................         39,200            --             5,735                        44,935
     Borrowings under long-term debt arrangements        323,000            --              --                         323,000
     Debt issuance fees .........................        (17,938)           --              --                         (17,938)
     Equity contribution ........................         84,500            --              --                          84,500
     Borden recapitalization cash
      distribution ..............................       (312,782)           --            (1,650)                     (314,432)

Dividends paid ..................................                                         (2,635)                       (2,635)
Changes in owner's investment/intercompany ......         (9,165)         17,629          (3,176)                        5,288
                                                        --------       ---------       ---------                     ---------
Cash provided by (used in) financing
     activities .................................        106,815          17,629          (3,255)                      121,189
                                                        --------       ---------       ---------                     ---------
Effect of exchange rate change on cash ..........                                            (26)                          (26)
Increase (decrease) in cash and equivalents .....           --             2,110          (2,796)                         (686)
Cash and equivalents at beginning of period .....           --               229           3,566                         3,795
                                                        --------       ---------       ---------     ---------       ---------
Cash and equivalents at end of period ...........       $              $   2,339       $     770     $      --       $   3,109
                                                        ========       =========       =========     =========       =========


                      NINE MONTHS ENDED SEPTEMBER 27, 1997
                                 (IN THOUSANDS)

                                                PARENT     GUARANTOR    NON-GUARANTOR    ELIMINATION
                                               COMPANY    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                                               -------    ------------   ------------    -----------   ------------
Cash provided by  operating activities....     $   ---        $2,312         $22,007                      $24,319
Cash flow used in investing activities:
     Capital expenditures.................         ---        (2,958)         (7,317)                     (10,275)
Cash flow provided by (used in) financing
     activities:
     Dividends paid.......................         ---        (3,117)        (11,011)                     (14,128)
     Changes in owner's investment........         ---         2,929           7,175                       10,104
                                                              ------         -------                      -------
Net cash provided by (used in) financing
     activities...........................         ---          (188)         (3,836)                      (4,024)
                                                              ------         -------                      -------
Increase (decrease) in cash and equivalents        ---          (834)         10,854                       10,020
Cash and equivalents at beginning of period        ---         1,345           5,423                        6,768
                                                              ------         -------      -------         -------
Cash and equivalents at end of period.....     $              $  511         $16,277      $    --         $16,788
                                               =======       =======         =======      =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is the result of the combination of the residential wallcoverings and PVC sheeting businesses of The Imperial Home Decor Group Inc. ("IHDG"), formerly known as Borden Decorative Products Holdings, Inc., which were previously substantially wholly owned by Borden, Inc. ("Borden"), with the wallcoverings businesses of Imperial Wallcoverings, Inc. and Imperial Wallcoverings (Canada), Inc. (together, "Imperial"), which were previously owned by a subsidiary of Collins & Aikman Corporation ("C&A"). This combination was accomplished through (i) the recapitalization (the "Recapitalization") of IHDG pursuant to a Recapitalization Agreement, dated as of October 14, 1997, as amended, among IHDG, BDPI Holdings Corporation ("MergerCo") and Borden and (ii) an acquisition of Imperial pursuant to an Acquisition Agreement, dated as of November 4, 1997, as amended, among Collins & Aikman Products Co., Imperial Wallcoverings, Inc. and MergerCo (the "Imperial Acquisition"). MergerCo was wholly owned by an entity formed by Blackstone Capital Partners III Merchant Banking Fund, L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. (collectively, "Blackstone") for purposes of the Recapitalization and the Imperial Acquisition.

         The Company has adopted a plan to integrate IHDG and Imperial in North America (the "Integration Plan"), the five principal components of which are:
(i) closing Imperial's inefficient, limited capacity paper making and coating facilities in Plattsburgh, New York in favor of leveraging the combined Company's ability to purchase substrate at a lower cost than either Imperial's present manufacturing cost level or IHDG's outside purchase cost level; (ii) rationalizing the Company's printing facilities by consolidating four presently five-day per week, non-continuous printing plants into two seven-day continuous operations; (iii) rationalizing the Company's finishing function by consolidating all finishing activities from the four printing facilities at which they are presently located to the Company's state-of-the-art finishing and distribution facility in Knoxville, Tennessee; (iv) rationalizing the Company's distribution network by consolidating seven existing distribution warehouses into the Knoxville facility; and (v) substantial employee head count reductions in North America through the elimination of redundancies in selling, customer service and other support operations. The Integration Plan is expected to be substantially complete by the end of 2000.

         The implementation of the Integration Plan is proceeding on schedule. During the third quarter of 1998, the Company ceased manufacturing at its Ashaway and Plattsburgh facilities, consolidated the Company's and Imperial's sales and customer service organizations and began consolidating its finishing, warehouse and sample book operations. As of September 26, 1998, the Company has reduced its North American workforce by approximately 300 hourly and salary employees, which represents 13% of total North American employees and 35% of the total workforce reduction planned by the end of 2000. In addition to the head count reductions in the Integration Plan, the Company has also reduced the number of its hourly and salary employees in the U.K. by approximately 105, or 7% of its U.K. workforce, in response to lower volumes as a result primarily of the economic deterioration in Eastern Europe and Russia.


FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 26, 1998 COMPARED TO THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997

RESULTS OF OPERATIONS

         The Imperial Acquisition closed on March 13, 1998. Accordingly, IHDG's results for the 1998 third quarter included Imperial's results and included approximately 28 weeks of Imperial's results for the first nine months ended September 26, 1998.

         Net Sales. Net sales increased by $11.2 million, from $92.8 million to $104.0 million, or 12.1%, and $28.7 million, from $290.3 million to $319.0 million, or 9.9%, for the quarter and nine months ended September 26, 1998, respectively, compared to the comparable periods in the prior year. The Imperial Acquisition accounted for sales of $32.4 million for the third quarter ended September 26, 1998 and $74.4 million for the nine months ended September 26, 1998. This increase was partially offset by a North American trade sales decline of $5.5 million for the quarter and $16.2 million for the nine months as a result of an overall weaker wallpaper market and a reduction in wallcovering offerings by certain national account customers, Walmart, Target, and Hechinger. Trade sales for the U.K. business decreased $16.2 million and $28.2 million for the quarter and nine months, respectively, principally due to weakness in the export market where the strength of the pound sterling and poor economic conditions in Eastern Europe and Russia affected sales.

         Sales of flexible vinyl films and sheeting at Vernon Plastics increased $0.4 million to $11.3 million for the quarter ended September 26, 1998. The increase resulted from sales produced using a new extrusion production process that was not fully operational in 1997. For the nine months in 1998, sales declined $1.3 million to $37.6 million due to a shift in customer demand to lower priced commodity products in the pool liner and industrial fabrics product lines.

         Gross Margin. Gross margin was 25.5% for the third quarter and 29.8% for the nine months ended September 26, 1998, compared to 34.2% and 36.1% for the same periods in 1997. In the third quarter of 1998, gross margin was impacted by a $10.0 million charge for excess inventories and $2.9 million of amortization related to the step-up of Imperial Wallcoverings inventory to fair market value. For the first nine months of 1998, margin was impacted by a $14.6 million charge for excess inventories and $11.6 million of amortization related to the step-up. The Company recorded the charges for excess inventories due to production planning changes, consolidation of manufacturing facilities and distribution centers, the anticipated effect of consolidating sales forces in North America, assessment of product and marketing strategies for existing and acquired collections and weakness in the wallpaper market. Without the amortization of the step-up and charge for excess inventories, margin would have been 37.9% and 36.6% for the quarter and nine months ended
September 26, 1998, respectively.

         Selling, general, and administrative expenses. Selling, general, and administrative expenses were 38.8% and 36.8% of sales for the quarter and nine months ended September 26, 1998, respectively, compared to 25.4% and 27.1% of sales for the same periods in 1997. Without the restructuring and other integration charges described below, selling, general, and administrative expenses would have been 31.8% of sales for the quarter and nine months ended. Monitoring fees and other transaction costs of $0.6 million and increases in advertising impacted the third quarter. The first nine months of 1998 were impacted by increases in advertising and $1.2 million of monitoring fees and other transaction costs. In addition, bonuses and compensation expense on stock options for BDPH's management that became exercisable upon the consummation of the Recapitalization together totaling $0.8 million resulted in increased expenses.

         Restructuring and other integration costs. The Company recorded restructuring charges and other integration costs of $7.2 million for the quarter and $15.9 million for the nine months ended September 26, 1998.

         In the third quarter, as a result of market conditions in Eastern Europe and Russia, the Company reduced its workforce at its U.K. operations. A restructuring charge of $2.0 million was recorded to provide for severance costs for approximately 110 U.K. employees. The U.K. restructuring is expected to be substantially complete by the end of 1998.

         In connection with the Integration Plan, a $1.2 million restructuring charge was recorded to provide for severance and other employee related benefits in North America. The Company incurred expenses of $4.0 million for the quarter related to its Integration Plan which consisted of one-time charges associated with the Integration Plan for items such as consulting and legal services, relocations of employees and temporary staffing.

         Of the $15.9 million restructuring charge and integration costs recorded in the first nine months of 1998, charges totaling $8.7 million relating to the Integration Plan were recorded in the first six months of 1998 in anticipation of the Company's planned exit of two distribution centers and the finishing and bookmaking operations at one manufacturing facility and the consolidation of the Company's and Imperial's administrative functions and sales force. This $8.7 million charge also provided for the write-down of certain assets to be disposed of to net realizable value, lease and other contractual agreement buyouts, and a reduction in the salary and hourly workforce by approximately 320 employees.

         Transaction costs. Transaction costs totaling $4.0 million were incurred in the first nine months of 1998 comprised primarily of legal and underwriting fees.

         Taxes. Income tax expense (benefit) was $(0.3) million and $(0.2) million for the quarter and nine months ended September 26, 1998, respectively, compared to $2.5 million and $9.1 million for same periods in 1997. The reduction in income tax expense between the periods is not proportional to the reduction in income before income taxes primarily due to deferred income taxes provided on the undistributed earnings of a foreign subsidiary in 1998. In addition, a valuation allowance reduced the income tax benefit of the loss on domestic operations.

LIQUIDITY AND CAPITAL RESOURCES

         In connection with the Recapitalization and the Imperial Acquisition, on March 13, 1998, (i) Blackstone contributed $84.5 million to the equity of MergerCo (predecessor to the Company); (ii) the Company borrowed $198.0 million in term loans under the Company's senior credit facilities (the "Senior Credit Facilities"), and (iii) the Company issued $125.0 million 11% Senior Subordinated Notes due 2008 (the "Notes"). The Company's Senior Credit Facilities provide an aggregate amount of $300.0 million comprised of (x) term loans in the aggregate principal amount of $225.0 million, of which $27.0 million is available for up to 18 months from March 13, 1998 on a deferred draw basis, and (y) a $75.0 million six-year Revolving Credit Facility.

         The Company's primary liquidity requirements are for debt service under the Senior Credit Facilities and the Notes, and for working capital, product development (sample books and design and engraving) and capital expenditures. IHDG historically funded these requirements through internally generated cash flow. Imperial historically funded these requirements through borrowings under its credit facilities and advances from C&A. During the period from March 13, 1998 through September 26, 1998, the Company funded these requirements through borrowings under the Senior Credit Facilities. At September 26, 1998, the Company's consolidated indebtedness was $367.9 million, consisting of $198.0 million in Term Loans, $44.9 million under the Revolving Credit Facility and $125.0 million of the Notes.

         For the nine months ended September 26, 1998, the Company's capital expenditures totaled $18.1 million. The Company anticipates additional capital expenditures of $12.5 million for 1998. The total of actual and anticipated capital expenditures for 1998 consist of (i) approximately $19.7 million in North America, substantially all of which is related to the Integration Plan,
(ii) approximately $9.3 million in the U.K., approximately $4.5 million of which will be used to upgrade the Company's U.K. facilities in order to comply with new Environmental Laws, and (iii) approximately $1.6 million relating to Vernon Plastics Inc., a subsidiary of the Company ("Vernon Plastics"), and the commercial wallcovering operations. Management has revised its Capital Expenditure Plan for 1999 in light of current market conditions and the progress made on the Integration Plan. Management estimates that 1999 capital expenditures will be between $20.0 to $25.0 million which will be used primarily for continuing the implementation of the Integration Plan, increasing the Company's Gallery Program and maintaining its facilities. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facilities.

         The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Revolving Credit Facility and the Deferred Draw Term Loan. As of September 26, 1998, after giving effect to the Transactions, the Revolving Credit Facility and the Deferred Draw Term Loan would have provided $57.1 million of additional borrowings available to be drawn, subject to the satisfaction of customary conditions. Amounts available under the Revolving Credit Facility and the Deferred Draw Term Loan may be used for working capital and general corporate purposes, subject to certain limitations under the Senior Credit Facilities. Assuming the successful implementation of its Integration Plan, the Company believes that these funds will be sufficient to meet its current and future financial obligations, including the payment of principal and interest on the Notes, working capital, capital expenditures for maintenance and implementation of the Integration

Plan and other obligations. No assurance can be given, however, that this will be the case. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has recently issued three new accounting standards, Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," Statement No. 132, "Employees' Disclosures about Pensions and Other Postretirement Benefits," Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," and SOP98-1 "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." Statements 131 and 132 will affect the disclosure requirements for the 1998 reporting period; Statement 133 and SOP 98-1 may affect the Company's future earnings or financial position beginning in fiscal 1999. The Company is currently evaluating the effect of these new statements.


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

         Following the Recapitalization, the Company is currently performing a comprehensive study of all of its computer systems, including both internally developed programs and software purchased from outside vendors, to identify Year 2000 compliance and other operating issues. As part of its Integration Plan, the Company has selected and is in the process of converting all computer systems to computer systems utilized by Sunworthy (the Canadian wallcoverings business formerly owned by Borden) for its critical business functions. Preliminary testing indicates that the selected systems are substantially Year 2000 compliant. The conversion program is on schedule for phased implementation to be completed by the end of the first quarter of 1999. The $431,000 paid to software vendors during the first nine months of 1998 for the conversion to the Sunworthy system has been capitalized and the Company does not expect significant additional third-party costs related to that conversion.

         The Company is also conducting a comprehensive Year 2000 study of its other computer systems and technologies which it expects to complete by end of 1998. This study will include identification of Year 2000 issues and strategies for addressing such issues that affect third-party software applications. Significant third-party providers will also be contacted and appropriate representations will be sought to the effect that Year 2000 issues associated with the software provided by them to the Company have been or will be timely addressed. The Company is in the process of initiating formal communications with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to the failure of such suppliers and customers to remedy their own Year 2000 problems. The Company plans to develop formal contingency plans by the end of 1998 where appropriate and expects to be in a position to estimate the future costs of resolving Year 2000 issues at such time.

         Notwithstanding that the Company is proceeding with the implementation of its own compliance program, including ascertaining Year 2000 compliance of third parties, the costs of achieving compliance or the inability of the Company or its material suppliers and customers to effectuate solutions to their respective Year 2000 issues on a timely and cost effective basis could have a material adverse effect on the Company.

FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including the risk that the Integration Plan may not be fully implemented; competitive factors and pricing pressures; general economic conditions in the U.S. and abroad; market demand for home decorating products; impact of present and future laws; adverse changes in governmental rules or policies; availability of financing or equity investments to fund operations or capital expenditures; fluctuations in raw materials prices and availability of supply. All statements other than statements of historical facts included in this report, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General," "--Liquidity and Capital Resources," "--Year 2000 Compliance," Part II,
Item 1 "Legal Proceedings" and located elsewhere herein regarding the Company's financial position and any statements regarding other future events or future prospects of the Company, are forward-looking statements. When used in this report, the words "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These forward-looking statements speak only as of the date hereof. The Company is not undertaking any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct or that savings or other benefits anticipated in the forward-looking statements will be achieved. Holders of the Company's securities are cautioned not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on their behalf are expressly qualified in their entirety by the cautionary statements.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is a party to various litigation matters incidental to the conduct of its business. Management believes that the outcome of any of the matters in which it is currently involved is not reasonably likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

         The Company has been identified as a potentially responsible party ("PRP") at the Solvents Recovery Service of New England ("SRSNE") Superfund Site by the United States Environmental Protection Agency ("US EPA"). SRSNE operated a solvent reclaiming facility in Southington, Connecticut. The facility allegedly released various materials to soil and groundwater. US EPA added the facility to the National Priorities List which is the inventory of sites designated for cleanup under the federal Superfund law. In 1992, the Company received a notice of potential liability from US EPA because the Company allegedly sent material to SRSNE for recycling. Following the notice, the Company joined with other PRPs in executing various administrative orders issued by US EPA. These orders directed various site investigation and cleanup efforts. The currently projected estimate of total site remediation costs is approximately $50 million. The potential liability of individual PRPs is based on its proportionate share of materials allegedly sent to the SRSNE site. Although this proportionate share could vary in response to the insolvency of certain group members or the addition of new members, the Company's current proportionate share of the total projected remediation costs is estimated to be approximately $900,000.

         On May 17, 1998, the Massachusetts Department of Environmental Protection issued a Notice of Responsibility which identified Vernon Plastics as a PRP for the release of oil and/or hazardous materials at the Ridge Hill Road site in Freetown, Massachusetts and the Ledge site in Dartmouth, Massachusetts. Allegedly, materials that Vernon Plastics and 75 other PRPs sent to the Re-Solve site, a former recycling facility operated by Re-Solve, Inc., were subsequently sent to the Ridge Hill Road site and the Ledge site for disposal. The Notice of Responsibility for the Ridge Hill Road site and the Ledge site requests that the PRPs characterize environmental conditions at both sites. Vernon Plastics paid $1,000 toward the development and implementation of these plans.

         In 1980, the US EPA designated the Re-Solve site as a Superfund site and sent Vernon Plastics a notice letter in 1983. Vernon Plastics voluntarily entered into a settlement agreement as a de minimis party with the US EPA and the State of Massachusetts in 1989, and paid $106,000 to the US EPA to resolve its liability share of response costs for this site. The Company cannot estimate with any certainty the future costs it may incur to resolve its involvement at the Ridge Hill Road site or the Ledge site, because investigation and remediation activity at the sites are in the preliminary stages. Based on the number of PRPs identified for these two sites and Vernon Plastics' status as de minimis party at Re-Solve site, the Company does not expect that its liability for these two sites will have a material adverse effect, individually or in the aggregate, on it operations, liquidity or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       EXHIBIT NO.               DESCRIPTION

                  27.                       Financial Data Schedule

         b.       REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.









                             THE IMPERIAL HOME DECOR GROUP INC.

Date: November 10, 1998       By: /s/ Scott R. Levin
                                 -----------------------------------------------

                                 Scott R. Levin
                                 Executive Vice President--Administration and
                                 Chief Financial Officer

                                 (Principal Financial Officer and Duly
                                 Authorized Officer)