Form 10-K405
period 1998-12-26
IMPERIAL HOME DECOR GROUP INC
filed 1999-03-26
CIK 1060242

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


                   ANNUAL REPORT PURSUANT TO SECTION 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the Fiscal Year Ended December 26, 1998

                      ---------------------------------


                       THE IMPERIAL HOME DECOR GROUP INC.
                  23645 MERCANTILE ROAD, CLEVELAND, OHIO 44122
                                 (216) 464-3700

                      ---------------------------------


Incorporated in Delaware    Registration No. 333-58913    I.R.S. No. 51-0370302


  Securities Subject to the Reporting Requirements of Section 15(d) of the Act:
                11% Senior Subordinated Notes due 2008, Series B

                      ---------------------------------

         Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in any amendment to this Form 10-K.

         Aggregate market value of the shares of the Company's Common Stock held by non-affiliates of the Company: There is currently no market for the Company's Common Stock. At March 25, 1999: 5,937,500 shares of Common Stock of the Company were outstanding.

         No documents are incorporated by reference.

                                    PART I

ITEM 1.  BUSINESS.

GENERAL

      The Imperial Home Decor Group Inc. (together with its subsidiaries, the "Company") designs, manufactures and markets wallcovering products, flexible vinyl films and sheetings. The Company's wallcovering products include both sidewalls and borders, and are manufactured using a variety of substrates including paper, fabric and vinyl. The Company currently maintains approximately 50,000 active product designs and colorways, and covers the full range of home decor from contemporary to traditional.

      The Company markets its residential wallcovering products under various industry trade names, including Plexus, Shand Kydd, Sunworthy, Imperial, Crown, Imperial Fine Interiors, Albert Van Luit, Katzenbach and Warren, and Sterling. The Company also offers leading designer and consumer brands, such as Ralph Lauren, Disney, Nautica, Laura Ashley, Alexander Julian and Eddie Bauer, under licensing and distribution agreements. The Company also markets directly to extensive independent dealer and designer/decorator networks, as well as distributors who serve international markets. Their product lines include recognized industry names like Magnolia and Hunting Valley.

     The Company distributes its residential wallcovering products through all major distribution channels in the residential wallcoverings industry. Major customers include home center chains like Home Depot and Lowes in North America and B&Q and Homebase in the U.K., mass merchants like Kmart and national retail chains like Sherwin Williams. The Company's net sales from its wallcovering products segment were $367.4 million in 1998 and $323.2 in 1997, or 88.2% and 86.8%, respectively, of the Company's overall net sales. Its net sales from residential wallcoverings were $329.8 million in 1998 and $297.6 million in 1997, or 79.2% and 79.9%, respectively, of the Company's overall net sales.

      The Company has developed several new residential wallcovering products in recent years, including:

      - Self adhesive products such as "Impact ((R))" and "Stick 'n Play" borders, which are easy to apply;

      - "Sculptured Edge" and "Outlines((R))" borders which have one edge die-cut to follow a printed design, creating a greater aesthetic appeal; and

      - Products that are coordinated with the colors and patterns of the products of major home textile manufacturers.

      In 1997, the Company developed the concept of a comprehensive merchandising display unit for wallcoverings known as the "Imperial Gallery." By the end of 1998, the Company had 98 Imperial Galleries installed and operational worldwide.

     The Company's subsidiary, Vernon Plastics, Inc.("Vernon Plastics"), is a leading manufacturer of vinyl films and sheetings for pool liners, billboards, bookbinding and upholstery for furniture and marine applications. Net sales for the Company's Vernon Plastics segment were $49.3 million in each of 1998 and 1997 or 11.8% and 13.2%, respectively, of the Company's overall net sales. For a breakdown of operating segments and geographic reporting, see Note 15 to the Consolidated Financial Statements. The Company is engaged in a review of strategic alternatives with respect to Vernon Plastics that it expects to complete within the next several months.

1998 RECAPITALIZATION AND ACQUISITION

      On March 13, 1998, the Company, then a wholly owned subsidiary of Borden, Inc. ("Borden") known as Borden Decorative Products Holdings, Inc.("BDPH"), entered into a recapitalization agreement and acquired Imperial Wallcoverings, Inc. and substantially all the assets and liabilities of Imperial Wallcoverings (Canada), Inc., (together "Imperial"), both of which were indirect wholly owned subsidiaries of Collins & Aikman Corporation ("Collins & Aikman").

      The principal components of the Company's recapitalization and acquisition of Imperial were:

            1. BDPH acquired substantially all the assets and liabilities of Sunworthy (the Canadian wallcoverings business of Borden);

            2. Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P. (collectively, "Blackstone") contributed $84.6 million in equity to the Company;

            3. The Company issued $125.0 million of 11% Senior Subordinated Notes due 2008;

            4. The Company borrowed $198.0 million under newly established $300.0 million senior credit facilities (the "Senior Credit Facilities)";

            5. The Company distributed $314.4 million in cash to the Company's existing shareholders; and

            6. The Company acquired Imperial for $72.8 million in cash from Collins & Aikman and issued to Collins & Aikman an option to purchase common stock of the Company equal to 6.7% of the then-outstanding common stock of the Company.

      As a result of these transactions, Blackstone indirectly acquired 89% of the outstanding common stock of the Company, with the remaining 11% of the Company being held by Borden. In October 1998, the Company exchanged for an equal aggregate principal amount the 11% Senior Subordinated Notes due 2008 for Series B Notes (the "Notes") having substantially identical terms (including subsidiary guarantees) and registered under the Securities Act of 1933, thereby making the Company subject to the reporting requirements of the Securities Exchange Act of 1934.

     Because of these transactions, the Company's results of operations and financial condition discussed in this Report are generally not comparable period-to-period and are not necessarily indicative of the Company's future results of operations.

NORTH AMERICAN INTEGRATION PLAN

      Concurrent with the transactions on March 13, 1998, the Company adopted a plan to integrate the Company's and Imperial's North American operations (the "Integration Plan"). The six main components of the Integration Plan are:

            1. Closing the paper making and coating facilities in Plattsburgh, New York previously owned by Imperial;

            2. Consolidating four of the Company's "five-day per week" non-continuous printing plants into two "seven-day" continuous operations;

            3. Consolidating all of the Company's finishing activities from four printing facilities into the Company's state-of-the-art finishing and distribution facility in Knoxville, Tennessee;

            4. Consolidating seven of the Company's distribution warehouses into the Knoxville facility;

            5. Reducing the workforce in North America by approximately 550 workers by eliminating redundant positions in the Company's sales, customer service and other support operations; and

            6. Consolidating the Company's administrative functions, marketing activities and business systems.

     The Company's efforts to carry out the Integration Plan are currently on schedule. By the end of 1998, the Company had completed steps 1 and 2. During the third quarter of 1998, the Company stopped manufacturing at its Ashaway and Plattsburgh facilities, consolidated the Company's and Imperial's sales and customer service organizations, and began consolidating its finishing, warehouse and sample book operations and its business systems. As of December 26, 1998, the Company had reduced its North American workforce by a net of 423 hourly and salary employees in connection with the implementation of the Integration Plan. This reduction represents 18.4% of the Company's total North American wallcovering employees and 76.9% of the total workforce reduction planned by the end of 2000. The Company expects to complete the balance of the Integration Plan by the end of 2000.

      Management believes that its Integration Plan will result in cost savings of about $28.6 million per year after the Integration Plan is completed.
In implementing the Integration Plan, the Company incurred $8.1 million in capital expenditures and $21.1 million in restructuring and other integration costs in 1998 and estimates that it will incur an additional $11.3 million in capital expenditures and $9.7 million in other integration costs in 1999. There can be no assurance that the Company will achieve any particular level of cost savings or that its capital expenditures and other integration costs will be any particular amount. See "Forward-Looking Statements."

CAPITAL INVESTMENT PROGRAM

      The Company has recently made significant investments in modernizing its manufacturing equipment and distribution facilities. From 1995 to 1998, the Company and Imperial invested approximately $59.6 million primarily to improve the efficiency of its operations and to increase its merchandising capabilities. This included:

      - A $14.0 million investment by the Company in two new high-speed gravure print lines and associated finishing equipment at its facility in Morecambe, U.K., which are achieving productivity levels significantly greater than that of the prior generation of printing technology;

      - A $6.4 million investment by the Company in batchless production, "in-register" embossing and CAD/CAM technology in the U.K., which has contributed to its low-cost position and enhanced its ability to produce a broad range of SKUs cost efficiently;

      - A $23.3 million investment by Imperial in a state-of-the-art finishing and distribution facility in Knoxville, Tennessee, which is expected to reduce annual distribution and finishing expense;

      - A $9.0 million investment by Imperial in printing equipment, in-line finishing, CAD/CAM technology and information systems at the Company's manufacturing and studio facilities, which is expected to improve the efficiency of the Company's manufacturing operations;

      - A $0.9 million investment in 1998 (with an additional approximately $3.2 million investment expected in 1999) to create a state-of-the-art reel storage and finishing operation adjacent to the Knoxville warehouse;

      - A $1.2 million investment in 1998 (with an additional approximately $1.7 million investment expected in 1999) to place the North American operations on unified systems for sales order processing, manufacturing and financial systems; and

      - A $4.8 million investment in 1998 (with an additional approximately $5.4 million investment expected in 1999) to install and implement the Imperial Gallery program.

      The Company made capital expenditures of approximately $29.1 million in 1998 and has adopted a capital budget of approximately $24.0 million for 1999. Most of this 1999 budget amount relates to the further implementation of the Integration Plan and the Imperial Gallery program. The Company estimates that after completing the Integration Plan the annual capital expenditures required to maintain the Company's facilities will be about $10 million per year. In addition, the Company will continue to reexamine capacity demands for future investment in high-speed presses and evaluate opportunities to enhance its products and services through system improvements.

COMPETITION

      The residential wallcoverings market worldwide is highly competitive and fragmented, consisting primarily of local manufacturers. Firms commonly sub-contract various steps in the supply chain to other industry participants. The Company faces substantial competition across its product lines from a number of businesses having varying degrees of geographic scope and participating in various segments of the supply chain. In addition to competition within the wallcoverings business, residential wallcoverings compete with paint products for a "share of the wall" in the residential decorating market. Residential wallcoverings suppliers compete on the basis of style, quality, breadth of product selection, price and service, which requires timely replenishment of in-stock merchandise and fulfillment of orders placed from collection books. The Company believes these competitive factors favor suppliers who have a large revenue share relative to their competitors and believes that the Company is one of the largest manufacturers of residential wallcoverings in North America.

SEASONALITY AND INVENTORY

      The Company's residential wallcoverings business typically experiences higher levels of sales during the Spring and Fall of each fiscal year. The Company's inventories generally fluctuate with anticipated seasonal sales volumes. The Company has historically maintained levels of inventory that it believed were required to meet its customers' needs on short notice and were consistent with industry practice. As part of the Integration Plan, the Company continues to refine its inventory and order processes and practices to ensure high levels of customer service (including to meet the minimum fill rates established by some customers), while minimizing its investment in inventory.

EMPLOYEES AND LABOR RELATIONS

      As of December 26, 1998, the Company employed 3,434 full-time employees, 2,458 of whom are subject to collective bargaining agreements. The Company has 1,143 employees covered by these agreements in North America involving seven unions, which include unions for the Ashaway and Plattsburgh facilities. The Company has 1,315 U.K. employees subject to collective bargaining agreements involving four different U.K. unions.

      These collective bargaining agreements expire at various times between December 1999 and March 2002. Each agreement covering employees in North America prohibits strikes by employees during the applicable contract period. Historically, the Company has experienced no material difficulties in renewing collective bargaining agreements. The Company has not experienced any work stoppages in the last ten years in either the U.K. or North America. The Company believes that its relations with its employees are satisfactory.

PATENTS, COPYRIGHTS, TRADEMARKS AND LICENSING ARRANGEMENTS

      The Company owns numerous patents and copyrights. It also has numerous rights to use registered and unregistered trademarks relating to its manufacturing processes and products in the United States and various other countries, including the U.K. and Canada. The Company considers its know-how and technology to be more important to its current business than patents and copyrights. Accordingly, the Company believes that the expiration of existing patents and copyrights or the nonissuance of patents or copyrights under pending applications would not have a material adverse effect on its results of operations or financial condition. However, the Company maintains an active patent and trade secret program in order to protect its proprietary technology, know-how and trade secrets. The Company also has the right to use designs and brand names under various licensing agreements and is currently negotiating additional licenses.

ENVIRONMENTAL MATTERS

      The Company is subject to numerous laws and regulations in the various jurisdictions in which it operates that

      - Govern operations that discharge into air and water and handling and disposal practices for solid and hazardous wastes, and

      - Impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials.

      The Company believes that its current operations comply in all material respects with applicable environmental laws. The Company's operations, however, may result in noncompliance with or liability for remediation pursuant to environmental laws. Environmental laws have changed rapidly in recent years, and the Company may be subject to more stringent environmental laws in the future. Although environmental matters have not to date had a material adverse effect on the results of operations or financial condition of the Company, there can be no assurance that such matters will not have a material adverse effect on the Company's results of operations or financial condition in the future. There are also no assurances that more stringent environmental laws will not be enacted which could have a material adverse effect on the Company's results of operations or financial condition. During 1998, the Company spent $6.2 million to meet regulatory requirements applicable to its U.K. and North American facilities, including its Vernon Plastics facility. The Company estimates that it will spend approximately $3.8 million in 1999 for the same purposes.

      For a discussion of certain proceedings relating to environmental matters to which the Company is a party, see Item 3.

BACKLOG

      Most of the Company's business is conducted on an order-by-order basis. As a result, backlog as of any particular date is not indicative of the Company's revenues for any period.

CUSTOMERS

      The Company's seven largest customers represented approximately 26.7% of net sales in 1998. Although none of these customers represented more than 10% of the Company's 1998 net sales, the loss of one or more of these customers could have a material adverse effect on the Company and its subsidiaries taken as a whole.

GEOGRAPHICAL SALES/PROFITS AND EXPORT SALES

         The principal geographic areas in which the Company has operations are North America and the U.K./Europe. Net sales from the Company's North American operations and U.K./Europe operations (excluding intercompany sales) were $267.0 million and $149.7 million, respectively, for the year ended December 26, 1998 and $182.0 million and $190.5 million, respectively, for the year ended December 27, 1997. The Company's net operating (loss)/profit attributable to its North American operations and U.K./Europe operations was $(25.0) million and $(4.4) million, respectively, for the year ended December 26, 1998 and $12.2 million and $21.2 million, respectively, for the year ended December 27, 1997. Long-lived assets identifiable with the Company's North American and U.K./European operations were $65.2 million and $60.7 million, respectively, as of December 26, 1998 and $22.9 million and $54.7 million, respectively, as of December 27, 1997.

      The Company's total net sales included net export sales totaling $57.2 million for the year ended December 26, 1998 and $66.8 million for the year ended December 27, 1997. Exports were principally to Western and Eastern Europe and Russia.

RAW MATERIALS SUPPLIES

      The most significant raw materials used by the Company are paper, PVC resins and plasticizers. Paper is ordered as needed by the various plants at prices generally established under annual contracts. Paper is a commodity for which cost and availability are determined by market factors. Historically, paper costs have represented approximately 25% of total cost of goods sold. The most significant non-paper raw materials are PVC resin and plasticizers, which are used in wallcoverings operations and by Vernon Plastics. PVC resin is available to Vernon Plastics through a purchase agreement with an affiliate of Borden. PVC resin and plasticizers are supplied to the wallcoverings operations and to Vernon Plastics through short-term contracts with third party suppliers. The overall supply of paper, PVC resin and plasticizers historically has been adequate to meet the Company's needs and we have diversified our suppliers so that we are not dependent on any single supply source. We may not, however, be able to secure adequate supplies of these materials in the future on favorable terms or at all. In addition, prices of these materials have fluctuated significantly in the past and the prices of these materials could increase significantly in the future; significant price increases would adversely affect our gross margins as well as our results of operations.

ITEM 2.  PROPERTIES.

      The Company currently operates manufacturing, distribution and office facilities in the United States, the U.K. and Canada. The table below summarizes certain information about these facilities as of December 26, 1998.

      LOCATION           MAJOR PRODUCTS / SERVICES          OWNERSHIP
      --------           -------------------------          ---------
 MANUFACTURING
 FACILITIES:
 Darwen, U.K ............Residential wallcoverings;             Owned
                         studio and customer
                         service center
 Morecambe, U.K(*) ......Residential wallcoverings;             Owned
                         Heat transfer paper; Engraved
                         cylinders
 Toronto, Canada ........Residential wallcoverings;             Leased
                         studio and customer
                         service center
 Bridlington, U.K.(*) ...Engraved cylinders; Wallcovering       Leased
                         sample books
 Adams, MA ..............Hand screen printed residential        Owned
                         wallcoverings
 Galt, Canada ...........Residential wallcoverings              Owned
 Woodward, Canada .......Residential wallcoverings              Owned
 Streator, IL (*) .......Wallcovering sample books              Leased
 New Castle, IN .........Commercial wallcoverings               Owned
 Haverhill, MA ..........Flexible PVC films and sheeting        Owned
 WAREHOUSE AND
   DISTRIBUTION
   FACILITIES/OTHER:
 Cleveland, OH ..........Headquarters; studio and customer      Leased
                         service center
 Knoxville, TN ..........Distribution center                    Owned
 Nottingham, England ....Warehouse                              Leased
 Duluth, GA .............Distribution center                    Leased
 Columbus, OH ...........Distribution center; Data center       Leased
 Middleton, England .....Distribution center                    Leased

* Property has two facilities.

      The Company believes that its facilities are adequate for its current needs and that suitable additional space can be acquired on commercially reasonable terms, if necessary. In 1998, the Company discontinued manufacturing operations at its Plattsburgh, New York and Ashaway, Rhode Island facilities and is holding these facilities for sale. In the interim, the Company is using the Plattsburgh facility as a warehouse center. All facilities owned by the Company's U.S. subsidiaries have been pledged to secure its obligations under the Senior Credit Facilities. See Item 7 under "Liquidity and Capital Resources."

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is a party to various litigation matters incidental to the conduct of its business. Management believes that the outcome of any of the matters in which it is currently involved is not reasonably likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

         The Company has been identified as a potentially responsible party ("PRP") at the Solvents Recovery Service of New England ("SRSNE") Superfund Site by the United States Environmental Protection Agency (the "EPA"). SRSNE operated a solvent reclaiming facility in Southington, Connecticut. The facility allegedly released various materials into soil and groundwater. The EPA added the facility to the National Priorities List which is the inventory of sites designated for cleanup under the federal Superfund law. In 1992, the Company received a notice of potential liability from the EPA because the Company allegedly sent material to SRSNE for recycling. Following the notice, the Company joined with other PRPs in executing various administrative orders issued by the EPA directing various site investigation and cleanup efforts. The currently projected estimate of total site remediation costs is approximately $50 million. The potential liability of individual PRPs is based on its proportionate share of materials allegedly sent to the SRSNE site. Although this proportionate share could vary due to the insolvency of certain group members or the addition of new members, the Company's current proportionate share of the total projected remediation costs is estimated to be approximately $900,000, which amount is included in the Company's reserve for contingent environmental liabilities (see Note 14 to the Consolidated Financial Statements).

         In May 1998, the Massachusetts Department of Environmental Protection issued a Notice of Responsibility which identified Vernon Plastics as a PRP for the release of oil and/or hazardous materials at the Ridge Hill Road site in Freetown, Massachusetts and the Ledge site in Dartmouth, Massachusetts. Allegedly, materials that Vernon Plastics and 75 other PRPs sent to the Re-Solve site, a former recycling facility operated by Re-Solve, Inc., were subsequently sent to the Ridge Hill Road site and the Ledge site for disposal. The Notice of Responsibility for the Ridge Hill Road site and the Ledge site requests that the PRPs characterize environmental conditions at both sites. Vernon Plastics has paid $1,000 toward the development and implementation of these plans. In 1980, the EPA designated the Re-Solve site as a Superfund site and sent Vernon Plastics a notice letter in 1983. Vernon Plastics voluntarily entered into a settlement agreement as a de minimis party with the EPA and the State of Massachusetts in 1989, and paid $106,000 to the EPA to resolve its liability share of response costs for this site. The Company cannot estimate with any certainty the future costs it may incur to resolve its involvement at the Ridge Hill Road site or the Ledge site, because investigation and remediation activity at the sites are in the preliminary stages. Based on the number of PRPs identified for these two sites and Vernon Plastics' status as a de minimis party, the Company does not expect that its liability for these sites will have a material adverse effect, individually or in the aggregate, on its operations, liquidity or financial condition.

     In addition, at the Company's facility in Haverhill, Massachusetts, the Company is currently investigating and remediating a release of phthalate compounds from above-ground storage tanks into soil and groundwater beneath the facility in accordance with applicable state law. To date, the Company has spent approximately $50,000 investigating this release. Based on samples obtained to date, the Company estimates future costs for remediating this release range from $0.2 million to $0.4 million. $0.3 million is included in the Company's reserve for contingent environmental liabilities for environmental matters related to Vernon Plastics (see Note 14 to the Consolidated Financial Statements).

         In December 1998, the Company reported to Rhode Island environmental authorities that it had discovered a release from an underground storage tank that had been removed in 1987 from its

Ashaway, Rhode Island facility. The Company estimates the cost of cleanup at Ashaway to be approximately $0.3 million and has included such amounts in its reserve for contingent environmental liabilities. (see Note 14 to the Consolidated Financial Statements.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         In March 1998, Blackstone indirectly acquired 5,284,375 shares, or 89%, of the Company's outstanding Common Stock and Borden retained ownership of 653,125 shares (or 11%) of the Company's outstanding Common Stock. In addition, on March 13, 1998, a subsidiary of Collins & Aikman acquired an option to purchase 397,812 newly issued shares of the Company's Common Stock. The Company's Common Stock is not publicly traded and no trading market for the Company's Common Stock exists. No dividends or distributions were declared or paid on the Company's Common Stock during 1998 or 1997 except in connection with the recapitalization (see Note 6 to the Consolidated Financial
Statements). The Company is prohibited under the Senior Credit Facilities from paying dividends to its stockholders without the consent of its Senior Credit Facilities lenders, except in limited circumstances.

         In March 1998, the Company issued $125.0 million of 11% Senior Subordinated Notes due 2008 in an unregistered offering. In October 1998, the Company exchanged for an equal aggregate principal amount the 11% Senior Subordinated Notes due 2008 for Series B Notes (the "Notes") having substantially identical terms (including subsidiary guarantees) and registered under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table presents selected historical consolidated financial information for the Company for the periods presented below. The selected consolidated financial information of the Company as of and for the years ended December 29, 1995, December 28, 1996, December 27, 1997 and December 26, 1998 have been derived from the consolidated financial statements of the Company that have been audited by Deloitte & Touche LLP, independent auditors. The selected historical consolidated financial information for the year ended December 30, 1994 was derived from the unaudited consolidated financial statements of the Company, which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of this information, except that 1994 data does not include certain corporate allocations reflected in subsequent periods. The selected consolidated financial information of the Company for the year ended December 26, 1998 includes approximately 41 weeks of results of operations of Imperial due to the acquisition of Imperial in March 1998. The results of operations of Imperial are not included for years prior to 1998.

         The selected financial data should be read together with Item 7 and the Consolidated Financial Statements of the Company and the related notes included elsewhere in this Form 10-K.

                                           Year Ended     Year Ended      Year Ended     Year Ended      Year Ended
                                           December 26,   December 27,    December 28,   December 29,   December 30,
                                              1998           1997           1996(1)          1995          1994
STATEMENT OF OPERATIONS DATA:                                       (dollars in millions)
Net sales ............................        $416.7         $372.5         $362.6         $362.3         $320.4
Cost of goods sold(2).................         291.0          238.2          238.8          229.8          202.0
                                              ------         ------         ------         ------         ------

Gross margin .........................         125.7          134.3          123.8          132.5          118.4
Selling, general and administrative ..
expenses(3) ..........................         134.0          100.9           92.7          103.1           92.4
Restructuring charges and other
integration costs(2) .................          21.1              -              -              -              -
                                              ------         ------         ------         ------         ------
Operating income (loss) ..............         (29.4)          33.4           31.1           29.4           26.0
Merger costs .........................           4.0
Interest expense (income), net .......          28.6           (0.4)          (0.3)           0.9           (0.1)
                                              ------         ------         ------         ------         ------

Income (loss) before income taxes ....         (62.0)          33.8           31.4           28.5           26.1
Income tax expenses (benefits)........          (4.1)          11.4           10.6           11.2            9.3
                                              ------         ------         ------         ------         ------
Net income (loss) ....................        $(57.9)        $ 22.4         $ 20.8         $ 17.3         $ 16.8
                                              ======         ======         ======         ======         ======

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets .........................        $400.7         $239.6         $240.8         $242.3         $229.3
Long-term debt........................         348.8              -              -              -              -
Shareholders' equity
(deficiency)/owner's investment ......        (116.3)         166.7          154.1          161.7          159.5

CASH FLOWS PROVIDED BY (USED IN):
Operating activities .................        $(33.4)        $ 26.0         $ 43.5         $ 27.3         $  9.1
Investing activities .................        (102.9)         (20.8)         (21.2)          (6.4)          (4.1)
Financing activities .................         133.7           (8.2)         (28.4)         (15.1)          (9.0)

OTHER DATA:
Depreciation and amortization(4) .....        $ 15.9         $ 10.1         $  6.6         $  6.0         $  5.5
Amortization of product
development expenditures(5) ..........          16.9           17.0           12.8           22.3           26.6
Capital expenditures(6) ..............          29.1           20.8           21.2            6.4            4.1
Product development expenditures(7) ..          38.2           18.7           16.7           20.5           26.2

-----------------------

         (1) Effective January 1, 1996, the Company was formed to operate Borden's decorative products businesses other than the Sunworthy Canada decorative products business which was operated by another subsidiary of Borden. Prior to that time, Borden's decorative products businesses were operated as a division of Borden, Inc. The assets and liabilities of Borden's Sunworthy Canada decorative products business were transferred to the Company prior to the recapitalization in March 1998.

         (2) In 1998, the Company recorded a charge for restructuring and other integration costs of $21.1 million, as a result of the Company's planned closing of two distribution centers and consolidation of the finishing and printing operations at two facilities and consolidation of the Company's and Imperial's administrative functions, marketing activities and business systems. The charge included property write-downs of $3.2 million for impaired assets at the impacted distribution centers and $8.9 million primarily for severance and other related employee benefits, $0.6 million for lease and other contractual agreement buyouts and $8.4 million for other integration costs. See Item 1 under "North American Integration Plan." The Company has also recorded a charge of $19.7 million in 1998 for inventory write-downs which is reported with cost of goods sold.

         (3) Until March 13, 1998, certain administrative expenses incurred by Borden were allocated to the Company generally based on a pro-rata share of Borden's total sales. Management believes the allocation methods utilized are reasonable. Since March 13, 1998, a subsidiary of Borden has provided certain administrative services to the Company at negotiated fees. These services include processing of payroll and active and retiree group insurance claims, administration of workers compensation claims and securing insurance coverage for catastrophic claims. Such costs allocated or charged to the Company totaled $1.2 million in 1998, $4.2 million in 1997, $5.3 million in 1996, $6.3 million in 1995 and $6.8 million in 1994. Management believes that the Company could have performed the administrative services set forth above or obtained such services from third parties at costs comparable to those historically allocated to the Company by Borden.

         (4) Depreciation and amortization does not include amortization of sample books, and design and engraving.

         (5) Amortization of product development expenditures includes amortization of sample books and design and engraving.

         (6) Capital expenditures do not include expenditures for product development.

         (7) Product development expenditures include expenditures for sample books, design and engravings and cylinder bases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

         In this section, we will discuss the financial condition and results of operations of the Company. This discussion includes explanations of

              -   The factors that affect our business;

              -   What our earnings and costs were for 1996, 1997 and 1998;

              -   Why the earnings for 1996, 1997, and 1998 differed;

              -   The sources of our earnings;

              - How and why this affects the general financial condition of the Company;

              - Capital expenditures and future sources of funds for capital expenditures and liquidity; and

              - Which of the charges and expenses included in the Company's financial results are one-time charges relating to the Integration Plan and restructuring and other integration costs.

         We encourage you to refer to the Consolidated Statements of Operations included as part of this annual report. These statements of operations present the results of the Company's operations for 1996,

1997, and 1998. In this section we discuss changes in specific statement of operations line items from year to year. By reading this section and by referring to the financial statements as you do so, we believe you will better understand information which may be helpful to you in making decisions about your investments in the Company.

         The Company as it currently exists is the result of the recapitalization of the Company and the combination of its residential wallcoverings and PVC sheeting businesses with the wallcoverings businesses of Imperial. Before the recapitalization and combination, the Company was substantially wholly owned by Borden and was known as Borden Decorative Products Holdings, Inc. and Imperial was owned by a subsidiary of Collins & Aikman. The Company's results of operations for 1998 include approximately 41 weeks of Imperial's results of operations due to the acquisition of Imperial in March 1998. The results of operations of Imperial are not included for years prior to 1998. Because of the recapitalization and Imperial acquisition, the Company's results of operations and financial condition discussed in this Report are generally not comparable period-to-period and are not necessarily indicative of the Company's future results of operations.

         In 1998, the Company adopted a plan to integrate the Company's and Imperial's operations in North America. For a description of the elements of the Integration Plan, the progress in completing the various elements of the Integration Plan and expected cost to effect the Integration Plan (see "North American Integration Plan" under Item 1). As described in greater detail below, costs incurred in 1998 in connection with the implementation of the Integration Plan and other restructuring and integration costs and transaction costs substantially impacted the Company's results of operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 26, 1998 COMPARED TO YEAR ENDED DECEMBER 27, 1997

         This section is a discussion of the Company's financial results in 1997 and 1998.

         NET SALES. Net sales increased by 11.8% in 1998 to $416.7 million from $372.5 million in 1997. This increase reflects the fact that Imperial sales of $102.5 million were included in our results. The increase attributable to Imperial was partially offset by an overall weaker wallcoverings market and a decrease in the Company's sales to three national accounts customers, Wal-Mart, Target, and Hechinger, when they reduced their offerings of wallpaper. Net sales in the Company's U.K. operations decreased from $190.5 million in 1997 to $147.8 million in 1998. This decrease was driven by the strength of the pound sterling and by the poor economic conditions in Eastern Europe and Russia, which combined to lower export sales.

         Vernon Plastics' sales of flexible vinyl films and sheeting were unchanged for 1998 from 1997 at $49.3 million.

         GROSS MARGIN. Our gross margin was 30.2% for 1998 and 36.1% for 1997. In 1998, our gross margin was adversely affected by a $19.7 million charge for excess inventories and $13.4 million of amortization related to the step-up of Imperial's inventory to fair market value. We recorded excess inventory charges during 1998 as a result of actions related to the Integration Plan. The Company also established a $4.8 million reserve against sales to reflect our new emphasis on category management in rotating slow moving inventory at key national accounts. Without these charges our margin would have been 39.3% for 1998. This increase in margin was principally due to the change in product mix from the Imperial acquisition and operating improvements resulting from the Integration Plan.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses (which are the sum of distribution expense, marketing expense and general, administrative and other expense) were 32.1% of sales for 1998 (or $134.0 million) and 27.1% of sales for 1997 (or $100.9 million). This increase was primarily attributable to:

          - Monitoring fees payable to Blackstone Management Partners III, L.L.C., an entity related to Blackstone, commencing in March 1998 of $1.2 million;

          - Increases of $3.7 million (or approximately 1% of net sales) in advertising;

          - Bonuses and compensation expense on stock options of $0.7 million for the Company's former management that became exercisable upon completion of the recapitalization of the Company in 1998; and

          - An increase of $3.6 million (or approximately 1% of net sales) due to a duplicate customer service function prior to the integration of this function in the Summer of 1998.

        RESTRUCTURING AND OTHER INTEGRATION COSTS. We recorded restructuring charges and other integration costs totaling $21.1 million in 1998.

        $18.7 million in restructuring and other integration costs were the result of our planned closing of two distribution centers and the finishing and bookmaking operations at one manufacturing facility and the consolidation of the Company's and Imperial's administrative functions, marketing activities and business systems. This $18.7 million charge also included a write-down of assets to be disposed of to their net realizable value, buyouts of leases and other contractual agreements, and a reduction in the salary and hourly workforce by approximately 320 employees. These closings and consolidations were part of the Integration Plan.

        Because of market conditions in Eastern Europe and Russia, we put in place plans to reduce our U.K. workforce by 110 employees. We also recorded a restructuring charge of $2.0 million in 1998 representing the severance costs for these employees. In addition, we recorded a $0.4 million charge for a write-down of assets of a U.K. manufacturing facility that will be closed in 1999.

        MERGER COSTS. We incurred costs of approximately $4.0 million in 1998 relating to the recapitalization, which consisted primarily of legal and underwriting fees.

        TAXES. Income tax (benefit)/expense was ($4.1) million for 1998 compared to $11.4 million for 1997. The reduction in income tax expense between the periods is not proportional to the reduction in income before taxes primarily due to a valuation allowance which reduced the income tax benefit of the loss on operations in 1998.

        NET INCOME/LOSS. As a result of the factors set forth above, net income decreased $80.3 million for 1998 to a net loss of $57.9 million compared to net income of $22.4 million in 1997.

YEAR ENDED DECEMBER 27, 1997 COMPARED TO YEAR ENDED DECEMBER 28, 1996

          NET SALES. Net sales for 1997 increased 2.7% to $372.5 million from $362.6 million for 1996. Trade sales in the U.K./Europe increased $5.9 million, or 3.2%, to $190.5 million in 1997 from $184.6 million in 1996. The main reason for the increase was a favorable currency translation of the U.K. operations' sales from pound sterling into U.S. dollars. When 1997 U.K./European sales figures are presented in local currencies, they are largely unchanged from 1996. A decline in sales in the U.K., offset by an increase in export sales, particularly to Eastern Europe, was the main reason for similar levels of net sales in 1997 as compared to 1996.

          Net wallcoverings sales in North America for 1997 were $132.7 million, an increase of 3.2%, compared to net wallcoverings sales of $128.6 million for 1996. This increase was due to one-time sales allowances in 1996 associated with establishing an account with Kmart.

         Vernon Plastics recorded net sales of flexible vinyl films and sheeting of $49.3 million for 1997. This compares to net sales of $49.4 million for 1996.

         GROSS MARGIN. Gross margin was 36.1% in 1997 and 34.1% in 1996. One-time sales allowances incurred in 1996 associated with establishing an account with Kmart impacted margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (which are the sum of distribution expense, marketing expense and general, administrative and other expense) increased in 1997 to $100.9 million from $92.7 million for 1996. As a percentage of net sales, selling, general and administrative expenses increased to 27.1% in 1997 from 25.6% in 1996. The increase is primarily the result of a $2.2 million adverse impact of currency translation from pound sterling to U.S. dollars as a result of the change in exchange rates in 1997 compared to 1996.

         NET INCOME. As a result of the factors set forth above, net income increased $1.6 million, or 7.7%, for 1997 to $22.4 million compared with $20.8 million for 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Our Senior Credit Facilities provide up to $300.0 million in loans to the Company. The Senior Credit Facilities consist of aggregate principal amount of $225.0 million of term loans and a $75.0 million six-year revolving credit facility.

          The Senior Credit Facilities contain covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum net leverage ratio. The Indenture for the Notes contains covenants limiting our ability to take certain actions. These actions include incurring additional indebtedness, issuing certain securities and making certain payments unless we maintain a specified ratio of earnings (as such term is defined in the Indenture) to its fixed charges. In the calculation of these ratios we may give effect, subject to certain limitations, to certain cost savings expected to result from the implementation of the Integration Plan. Under the Senior Credit Facilities, we could be required to repay our loans or take other actions if the minimum interest coverage ratio and maximum net leverage ratio are not maintained. Under the Indenture, unless our pro forma fixed charge coverage ratio is at least 2.00 to 1.00, we may be prohibited from making acquisitions, making capital expenditures or undertaking other actions which may be available. At December 26, 1998, we were in compliance with the minimum interest coverage ratio and maximum net leverage ratio covenants of the Senior Credit Facilities and had a fixed charge coverage ratio (as defined in the Indenture) of 2.09 to 1.00.

         We need liquidity primarily for the following reasons:

          - To make required principal and interest payments on debt outstanding under the Senior Credit Facilities and the Notes;

          -    Working capital;

          - Product development such as sample books and design and engraving; and

          -    Capital expenditures.

          In the past, we met our liquidity needs by relying on cash flow from operations. Imperial, in contrast, depended on money it borrowed under credit facilities and advances from its previous owner. During the period from March 13, 1998 through December 26, 1998, we met our liquidity needs by borrowing under the Senior Credit Facilities and by the issuance of the Notes. As of December 26, 1998, our consolidated indebtedness was $380.2 million consisting of:

          -    $225.0 million in Term Loans;

          -    $28.2 million under the Revolving Credit Facility;

          -    $125.0 million of the Notes; and

          -    $2.0 million in an unsecured overdraft facility.

         Our capital expenditures for 1998 totaled $29.1 million.
These capital expenditures consisted of:

          - Approximately $17.6 million in North America, most of which is related to the Integration Plan and the Imperial Gallery Program;

          - Approximately $10.1 million in the U.K., approximately $5.7 million of this was used to upgrade the Company's U.K. facilities in order to comply with new environmental laws; and

          -    Approximately $1.4 million relating to Vernon Plastics.

          We estimate that the Company's capital expenditures for 1999 will be approximately $24.0 million. This will be used primarily to continue to carry out the Integration Plan, increase the Imperial Gallery program and maintain our facilities. We revised our capital expenditure plan for 1999 in light of current market conditions and the progress already made on the Integration Plan. Our ability to make capital expenditures is subject to some restrictions in the Senior Credit Facilities and the Indenture.

          Our main sources of cash to meet our liquidity needs will be net cash from operating activities and funds borrowed under the Revolving Credit Facility. As of December 26, 1998, the Revolving Credit Facility would have provided $46.8 million of additional funds. The Company's ability to draw on the Revolving Credit Facility is subject to certain customary conditions. The funds available under the Revolving Credit Facility may be used for working capital and general corporate purposes, subject to certain limitations under the Senior Credit Facilities. We believe that these sources of cash will be sufficient to meet our current and foreseeable future financial obligations, assuming we successfully carry out the Integration Plan and continue at current levels of operations. The Company's future operating performance and ability to meet its obligations under or refinance the Notes and to borrow and to repay, extend or refinance borrowings under the Senior Credit Facilities depends on many factors beyond the Company's control. These factors may include future economic and competitive conditions and financial, business and other factors.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.
SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not completed its review of SFAS 133 and has not determined the impact its adoption will have on the Company's future earnings or financial position.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. This SOP, which became effective for the Company on January 1, 1999, requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. We have historically capitalized certain external software development costs and expensed all other costs as incurred and therefore the Company does not believe that the SOP will have a material adverse impact on the Company's future earnings or financial position.

RISK FACTORS

         The following considerations, together with all of the information relating to the Company and its operations appearing elsewhere in this annual report, should be carefully considered.

         SUBSTANTIAL LEVERAGE-OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT THE FINANCIAL HEALTH OF THE COMPANY AND PREVENT US FROM FULFILLING OUR DEBT OBLIGATIONS.

         We now have, and expect to continue to have, a significant amount of indebtedness.


                                                                    AT DECEMBER 26, 1998
Total Indebtedness ................................................       $380.2

Shareholders' Equity (Deficiency)..................................      $(116.3)


          The Company's earnings were insufficient to cover fixed charges by $62.2 million. For these purposes, earnings are defined as net loss before income taxes and fixed charges are defined as interest expense on indebtedness, amortization of deferred financing costs and one-third of rental expense deemed by the Company to be attributable to interest. For a discussion of the fixed charge coverage ratio as defined in the Indenture, see "Debt Covenants - Our Senior Credit Facilities and the Indenture Impose on Us Certain Operating and Financial Restrictions" below.

         Our substantial indebtedness could have important consequences. For example it could:

          - Make it more difficult for us to satisfy our obligations with respect to our debt obligations;

          - Increase our vulnerability to general adverse economic and industry conditions;

          - Require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

          - Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

          - Place us at a competitive disadvantage compared to our competitors that have less debt; and

          - Limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

         If we fail to comply with the covenants contained in our indebtedness, an event of default may result that, if not cured or waived, could have a material adverse effect on us.

         Our leverage negatively impacts Noteholders because the indebtedness under the Senior Credit Facilities is secured by our assets and this debt will come due prior to the maturity of the Notes. Also, the interest rates on the Senior Credit Facilities are variable so that a general increase in interest rates could substantially increase our interest expense.

         ADDITIONAL BORROWINGS AVAILABLE-DESPITE CURRENT INDEBTEDNESS LEVELS, WE AND OUR SUBSIDIARIES CAN INCUR MORE DEBT. THIS COULD FURTHER EXACERBATE THE RISKS DESCRIBED ABOVE.

         We and our subsidiaries can incur substantial additional indebtedness in the future. The terms of the Indenture do not fully prohibit us or our subsidiaries from doing so and our Senior Credit Facilities would permit additional borrowing of up to $46.8 million in addition to total debt of $380.2 million outstanding at December 26, 1998. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

         ABILITY TO SERVICE DEBT-TO SERVICE OUR INDEBTEDNESS WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

         The ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures, working capital requirements and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

         Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs.

         We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our Senior Credit Facilities in amounts sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. We may need to refinance all or part of our indebtedness, including the Notes, on or before maturity, sell material assets or operations, reduce or delay capital expenditures or seek additional debt or equity capital. We cannot assure you that we can do any of these things, or, if we could, that these things would enable us to satisfy our liquidity needs, or that we could do these things on commercially reasonable terms. Also, the Senior Credit Facilities and the Indenture or any future debt agreements could prohibit us from doing some of those things.

         Failure to generate sufficient cash flow could significantly adversely affect the market value of the Notes and our ability to pay interest and principal on the Notes.

         DEBT COVENANTS-OUR SENIOR CREDIT FACILITIES AND THE INDENTURE IMPOSE ON US CERTAIN OPERATING AND FINANCIAL RESTRICTIONS.

         Our Senior Credit Facilities require us to comply with certain financial covenants, including:

               -    A minimum interest coverage ratio; and

               -    A maximum net leverage ratio.

         In addition, our Senior Credit Facilities and the Indenture contain certain covenants that will restrict us and our restricted subsidiaries. For example, it could limit our ability to:

               - Pay dividends and to make capital stock or indebtedness distributions or repurchase or redeem them;

               -    Prepay or repay indebtedness;

               -    Incur liens and engage in sale/leaseback transactions;

               -    Make capital expenditures;

               -    Make loans and investments;

               - Incur indebtedness and guarantees and other contingent obligations;

               - Engage in mergers, consolidations, acquisitions and asset sales;

               -    Enter into transactions with affiliates;

               -    Make changes in our lines of business;

               -    Amend debt and other material agreements; and

               -    Pay fees to Blackstone and its affiliates.

         The preceding covenants have certain materiality provisions and baskets and other exceptions that the lenders could modify or waive. These covenants will also require us to maintain certain interest or exchange rate protection agreements satisfactory to the agent for the lenders under the Senior Credit Facilities.

         A breach of any of these covenants could result in a default under the Senior Credit Facilities or the Indenture for the Notes. If an event of default occurs under the Senior Credit Facilities, the lenders could:

               - Prohibit us from making any payments of principal of, or interest on, the Notes;

               - Declare all amounts outstanding under the Senior Credit Facilities, with accrued and unpaid interest, to be immediately due and payable; and/or

               - Proceed against the collateral securing the indebtedness, if the lenders accelerated the payment of the indebtedness and we were unable to pay.

Also, if the lenders accelerate the payment of the indebtedness, we cannot be sure that our assets would be sufficient to repay in full our indebtedness.

         We estimate that our fixed charge coverage ratio under the Indenture, taking into account adjustments for the operating expense reductions as described above, was 2.09 to 1.00 as of December 26, 1998. As discussed above, the Indenture generally precludes us from incurring indebtedness, issuing certain securities and making certain restricted payments, unless, after giving pro forma effect to such transaction and to certain anticipated cost savings, the fixed charge coverage ratio is at least 2.00 to 1.00. This could present risks as we may be unable to participate in acquisitions, make capital expenditures or take other actions that otherwise might be available to us. As a result, the Indenture covenants may operate to limit our ability to take certain such actions. However, whether these covenants would restrict our ability to take these actions will depend upon our results of operation after 1998, the pro forma effect of certain transactions (if applicable) and other factors.

         HOLDING COMPANY STRUCTURE; STRUCTURAL SUBORDINATION - CREDITORS OF OUR SUBSIDIARIES MAY HAVE PRIORITY AS TO THEIR ASSETS.

         We are a holding company and our principal assets are the capital stock of our operating subsidiaries. As a holding company, we are dependent on dividends or other inter-company transfers of funds from our subsidiaries to meet our debt service and other obligations. Claims of our subsidiaries' creditors will generally have priority as to the assets of our subsidiaries over our claims. In addition, the payment of dividends to the Company by our subsidiaries is only possible if our subsidiaries have earnings and other business conditions warrant such payment.

         Although the guarantee by our domestic subsidiaries of the Notes provides the holders of Notes with a direct claim against their assets, enforcement of these guarantees against any such subsidiary may be subject to legal challenge in a bankruptcy or reorganization case or a lawsuit by or on behalf of creditors of such subsidiary and would be subject to certain defenses available to guarantors generally. To the extent that these guarantees are not enforceable, the Notes would effectively be subordinated to all liabilities of these subsidiaries, including borrowings under the Senior Credit Facilities.

         RISK OF SUCCESSFULLY INTEGRATING IMPERIAL, IMPLEMENTING BUSINESS STRATEGY; LIMITED RELEVANCE OF HISTORICAL FINANCIAL INFORMATION.

         The Company and Imperial have historically operated independently. Accordingly, our success going forward will depend in large part upon our ability to successfully carry out our business strategy, particularly those components involving the integration of the Company's and Imperial's North American operations. See Item 1 under "Integration Plan." The integration of Imperial entails the

================================================================================

reorganization of certain functions to achieve substantial cost savings and to realize the full potential of the business opportunities management believes are available to us. We cannot assure you, however, that we will be able to successfully integrate Imperial or achieve such cost savings or that we will not encounter delays or incur unanticipated costs in integrating. In connection with the integration, Collins & Aikman will continue to perform certain administrative functions historically performed by it, pursuant to transition services agreements. Borden had performed certain administrative functions historically performed by it until March 13, 1999 and certain of the services performed by Collins & Aikman were discontinued on March 13, 1999. Certain other Collins & Aikman services historically performed by it will continue until 2000.

         Following the end of these transition services agreements we may not be able to adequately perform these administrative functions or obtain these services from third parties or, in either case, at historical comparable costs.

         Certain factors, many of which are beyond our control, could affect our ability to successfully carry out our business strategy, including the integration of Imperial. These factors could include the following:

               -    Operating difficulties;

               -    Increased operating costs;

               -    Regulatory developments;

               -    General economic conditions; or

               -    Increased competition.

         In addition, after gaining experience with our operations under our new business strategy, we may decide to alter or discontinue certain lines of business or aspects of our strategy. Any such failure to carry out a new business strategy may adversely affect our ability to service our indebtedness, including our ability to make principal and interest payments on the Notes.

         We have described certain anticipated benefits that may result from the operating improvements and cost reduction measures anticipated because of our Integration Plan. The anticipated benefits in this Report are based on several estimates and assumptions that, while we consider them reasonable, are inherently uncertain. Accordingly, we caution you to not place undue reliance on these estimates. See Item 7 and "North American Integration Plan" under Item 1.

         We operate the business of the Company and Imperial on a combined basis under a new corporate and capital structure and have accounted for the purchase of Imperial using the purchase method of accounting. Under the purchase method of accounting, Imperial's results of operations are included with our results of operations from the date of purchase. Accordingly, the historical financial information of our predecessor presented in this Report is of limited relevance in understanding what our results of operations, financial position or cash flows would have been for the historical periods presented had the acquisition of Imperial been consummated and had we owned all of its subsidiaries for such periods. See "History of Net Losses."

         COMPETITION-THE RESIDENTIAL WALLCOVERING INDUSTRY IN NORTH AMERICA, THE U.K. AND WESTERN EUROPE IS HIGHLY COMPETITIVE.

         We compete not only with other manufacturers and distributors of wallcoverings, but also with manufacturers and distributors of wall paints. Particularly in the North American market, sales growth of wall paints has outpaced that of sidewall wallcoverings primarily due to a perceived greater ease of application. The residential wallcoverings industry outside of North America, the U.K. and Western Europe is highly fragmented and consists mainly of local manufacturers. Some of our competitors may have greater financial resources available to them and are substantially less leveraged than us.

         We believe that the principal bases of competition in the residential market are design, style, color coordination, service and price. In particular, service level and price are important factors, especially among our customers in the chain store segment, and increasing competition in this segment could adversely affect our results of operations. We believe that our ability to achieve high service levels for in-store merchandising, long-standing relationships with the leading chain stores and willingness to invest in retailer initiatives are important competitive advantages that have enabled us to maintain our strong position in the chain store segment. Our results of operations may be, however, adversely affected by increasing competition.

         CONTROL BY BLACKSTONE.

       Blackstone indirectly owns 89% of our Common Stock and, accordingly, because it can elect a majority of the members of the Board of Directors of the Company, has the power to control our policies and operations. Thus, interests of Blackstone may conflict with the interests of other investors. See Item 1 under "General," and Item 12.

         HISTORY OF NET LOSSES-IMPERIAL WALLCOVERINGS HAD SUFFERED SERIES OF NET LOSSES BEFORE 1998 AND THE COMPANY HAS SUFFERED A NET LOSS FOR 1998.

         The following chart shows net losses of Imperial for the periods specified below:

                                           PERIOD                                      NET LOSS
                                           ------                                      --------
               For the Year Ended January 29, 1994............................       $25.0 million

               For the Year Ended January 28, 1995............................       $ 0.8 million

               For the Year Ended January 27, 1996............................       $34.7 million

               For the Year Ended December 28, 1996 (48 weeks)................       $27.9 million

               For the Year Ended December 27, 1997...........................       $37.5 million

         The Company suffered a net loss of $57.9 million for the year ended December 26, 1998.

         We believe that Imperial's financial performance over the period prior to its acquisition in March 1998 is largely attributable to underutilized manufacturing capacity and an ineffective operating strategy carried out by prior management teams. In addition, we make the following observations:

               - Imperial's net loss for the year ended December 27, 1997 was $27.5 million before the cumulative effect of a change in accounting policies;

               - The Company's net loss for the year ended December 26, 1998 was $36.8 million before one time charges relating to the Integration Plan and other restructuring charges;

               - Imperial historically, and the Company for the year ended December 27, 1997, experienced negative cash flow from operations; and

               - For the year ended December 26, 1998, the Company experienced negative cash flow from operations of $33.4 million.

         We may not achieve profitability in the future or generate cash flow sufficient to meet our interest and principal payment obligations and other capital needs.

         See "Integration of Imperial, Implementation of Business Strategy and Limited Relevance of Historical Financial Information" above.

         RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS-WE HAVE SIGNIFICANT OPERATIONS OUTSIDE THE UNITED STATES AND SELL PRODUCTS IN MORE THAN 60 COUNTRIES.

         Our operations outside North America contributed a significant portion of our total consolidated net income from continuing operations for 1998. We have three manufacturing facilities and two distribution facilities located outside North America. In addition, our operations outside North America generate a significant portion of our cash flow. Accordingly, we are subject to legal, economic and market risks associated with operating in foreign countries, especially European Union countries, including, for example, the following risks:

               -    Devaluations and fluctuations in currency exchange rates;

               - Imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries;

               - Imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

               -    Hyperinflation in certain foreign countries;

               - Imposition or increase of investment and other restrictions by foreign governments;

               -    The necessity of paying import and export duties;

               -    Difficulty of protecting intellectual property; and

               -    The requirement of complying with a variety of foreign laws.

         Although these preceding risks have not had a material adverse effect on us to date, these risks may have a material adverse effect on us in the future.

         ADVERSE EFFECTS OF CERTAIN FOREIGN CURRENCY FLUCTUATIONS.

         In 1998, sales outside of North America represented approximately 35.9% of our net revenues. We expect that sales outside of North America will account for a significant portion of our net sales and net income in the future.

         We coordinate substantially all of our exporting activities from the U.K. Our policy is to denominate export shipments from the U.K. in either pound sterling or local currencies according to agreements with local customers. The operations outside North America generally sell products in local or other foreign currencies, creating the risk that currency exchange rate fluctuations could adversely affect their earnings. Foreign exchange gains and losses are recorded as a charge against net income.

         Since we also have substantial assets and liabilities denominated in foreign currencies, fluctuations in exchange rates could adversely affect our shareholders' equity (deficiency) balance. Exchange gains or losses on balance sheet items are taken directly into equity as a separate component of shareholders' equity (deficiency). At December 26, 1998, our non-U.S. subsidiaries had approximately $121.9 million in liabilities net of assets (excluding indebtedness and liabilities owed to us) and, as of the same date, our shareholders' deficiency included accumulated foreign currency translation losses of approximately $4.3 million.

         Certain of our subsidiaries currently engage in limited currency hedging activities in order to reduce the risks associated with fluctuations in currency exchange rates. These activities are limited to protection of sales transactions with a known collection date that are in currency other than the subsidiary's functional currency. We do not engage in hedging for speculative purposes. Any current or future efforts to mitigate the possible adverse effects of foreign currency fluctuations on our foreign operations and our overall results of operations, however, may not be successful. See also Item 7A and Notes 1 and 9 to the Consolidated Financial Statements.

         RAW MATERIAL PRICE FLUCTUATIONS AND SUPPLY ARRANGEMENTS.

         The most significant raw materials used by us are paper, PVC resins and plasticizers. Paper is ordered as needed by the various plants at prices generally established under annual contracts. Paper is a commodity for which cost and availability are determined by market factors. Historically, paper costs have represented approximately 25% of total cost of goods sold. The most significant non-paper raw materials are PVC resin and plasticizers, which are used in wallcoverings operations and by Vernon Plastics. PVC resin is available to Vernon Plastics through a purchase agreement with an affiliate of Borden. PVC resin and plasticizers are supplied to the wallcoverings operations and to Vernon Plastics through short-term contracts with third party suppliers. The overall supply of paper, PVC resin and plasticizers historically has been adequate to meet our needs and we have diversified our suppliers so that we are not dependent on any single supply source. We may not, however, be able to secure adequate supplies of these materials in the future on favorable terms or at all. In addition, prices of these materials have fluctuated significantly in the past and we can not assume the prices of these materials will not increase significantly in the future; significant price increases would adversely affect our gross margins as well as our net income.

         CYCLICAL NATURE OF RESIDENTIAL WALLCOVERINGS INDUSTRY.

         Expenditures on home renovations, home sales and the redecoration requirements of existing homeowners and, to a lesser extent, new home sales predominantly influence usage of residential wallcoverings. These activities are cyclical and can be affected by the strength of the general economy, prevailing interest rates and other factors that could lead to cost control measures and reduced spending by purchasers or owners of residential property.

         ENVIRONMENTAL MATTERS-WE ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS IN THE VARIOUS JURISDICTIONS IN WHICH WE OPERATE.

         We are subject to environmental laws and regulations in the various jurisdictions in which we operate that:

               - Govern operations that may have adverse environmental effects, such as discharges into air and water, as well as handling and disposal practices for solid and hazardous wastes; and

               - Impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials.

         We believe that we currently conduct our operations in compliance in all material respects with applicable environmental laws. Our operations have in the past and may in the future result in noncompliance with or liability for remediation under these environmental laws. See "Environmental Matters" under
Item 1. Environmental laws have changed rapidly in recent years, and we may be subject to more stringent environmental laws in the future. Although environmental matters have not yet had a material adverse effect on our results of operations or financial condition, more stringent environmental laws could be enacted that could have a material adverse effect on our results of operations or financial condition. We currently estimate that we will spend approximately $3.8 million during 1999 to meet regulatory requirements applicable to U.K. and North American (including Vernon Plastics) facilities.

YEAR 2000 COMPLIANCE

         Many existing computer programs in use throughout the world identify the year and perform time calculations based on only the last two digits of the year. These programs could fail or create errors before or at the Year 2000 if not corrected. This "Year 2000" issue is believed to affect almost all companies and organizations, including us.

         We rely on a significant number of computer programs and computer technology for our key operations, including:

               -    Product design;

               -    Sales order processing;

               -    Manufacturing;

               -    Inventory management;

               -    Distribution;

               -    Finance; and

               -    Various administrative functions.

         Our sales order processing and production planning systems generally use proprietary applications. In contrast, we use third party applications for our manufacturing, finance and other administrative functions.

         We have been carrying out a comprehensive study of all of our computer systems to identify Year 2000 compliance and other operating issues. This includes programs developed internally and software purchased from outside vendors. As part of our Integration Plan, we selected the computer systems utilized by Sunworthy (the Canadian wallcoverings business formerly owned by Borden) for our critical business functions. We are currently in the process of converting our primary computer systems to those used by Sunworthy, based on our testing procedures performed, which we believe are Year 2000 compliant. The conversion of the Company's computer systems is on schedule and should be completed for the Company's U.K. operations and for Vernon Plastics by the end of the second quarter of 1999 and for the Company's North American operations by the end of the third quarter of 1999. We do not expect any material costs for software purchases related to this conversion.

         We also conducted a comprehensive Year 2000 study of our other computer systems and technologies. This study identified Year 2000 issues as well as strategies for addressing those that affect third-party software or equipment applications and processing and manufacturing systems. We have also contacted third-party providers and have sought appropriate representations that Year 2000 issues associated with the software they provide to us have been or will be addressed on time. Costs incurred through December 26, 1998 related to the systems conversion as discussed above amounted to approximately $1.5 million including hardware and software for systems integration projects which would have occurred notwithstanding the Year 2000 issues. We estimate that the future costs of resolving Year 2000 issues will be approximately $1.1 million, including costs incurred to enhance functionality and increase capacity for our business systems.

         We are implementing our own Year 2000 compliance program as described above. However, our inability or the inability of our material suppliers and customers to find and put into place solutions to their respective Year 2000 issues on time and on a cost effective basis could have a material adverse effect on us. We are in the process of developing formal contingency plans for dealing with the Year 2000 issue.

FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. These risks and uncertainties include:

         -    The risk that the Integration Plan may not be fully implemented;

         -    Competitive factors and pricing pressures;

         -    General economic conditions in the U.S. and abroad;

         -    Market demand for home decorating products;

         -    Impact of present and future laws;

         -    Adverse changes in governmental rules or policies;

         - Availability of financing or equity investments to fund operations or capital expenditures; and

         -    Fluctuations in raw materials prices and availability of supply.

All statements other than statements of historical facts included in this Report, including the statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General," "--Liquidity and Capital Resources," and "--Year 2000 Compliance," "Legal Proceedings" and located elsewhere in this report regarding the Company's financial position, and any statements regarding other future events or future prospects of the Company are forward-looking statements. When used in this report, the words "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These forward-looking statements speak only as of the date of this report. The Company is not undertaking any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct or that savings or other benefits anticipated in the forward-looking statements will be achieved. Holders of the Company's securities are cautioned not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate and foreign currency exchange rate fluctuations, the Company manages exposures through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.

         The Company is exposed to interest rate risk primarily through its borrowing activities, which are described in Notes 1 and 5 to the Consolidated Financial Statements. The Company's borrowings under the Senior Credit Facilities are under variable interest rate instruments. However, as it is required to do under the Senior Credit Facilities, the Company uses interest rate swaps to fix the interest rate for a portion of the debt outstanding thereunder for a period of time. The interest rate on the Notes is fixed for a ten-year period. See Notes 1, 5 and 9 to the Consolidated Financial Statements, which are incorporated herein by reference.

         The Company manages cash flow transactional foreign exchange risk with short term forward contracts that are designed to protect the Company's cash flow from adverse movements in exchange rates. At December 26, 1998, the Company had outstanding approximately $10 million in U.S. dollar equivalent forward contracts, all of which expired within three months of such date. See Notes 1 and 9 to the Consolidated Financial Statements, which are incorporated herein by reference.

         Based on the Company's market risk sensitive instruments (including its variable and fixed rate debt, foreign currency exchange rate exposure and the related derivative financial instruments) outstanding at December 26, 1998, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations or cash flows as of such date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         This table provides certain information about each of the Company's directors, executive officers and certain other officers.

DIRECTORS                                              AGE
---------                                              ---
David A. Stockman, Chairman of the Board........       52

David Blitzer...................................       29

David I. Foley..................................       31

Michael Landau..................................       52

Richard C. Lappin...............................       54

Deborah K. Roche................................       46

James P. Toohey.................................       56


                                                       AGE    POSITION
                                                       ---    --------
EXECUTIVE OFFICERS

Michael Landau..................................       52     President-North American Marketing and Director

Scott R. Levin..................................       46     Executive Vice President-Administration and Chief
                                                              Financial Officer

James P. Toohey.................................       56     President, Chief Executive Officer and Director

         Each Director of the Company has been elected to serve until the earlier of his or her resignation, death or removal or such time as his or her successor is duly elected and qualified. Directors of the Company did not during 1998 and do not currently receive compensation for their services as Directors.

         DAVID A. STOCKMAN was elected Chairman of the Board and Director of the Company in March 1998. He is a member of the limited liability company which acts as the general partner of Blackstone. He is a Senior Managing Director of the Blackstone Group L.P. and has been with Blackstone since 1988. Mr. Stockman is a Co-Chairman of the board of directors of Collins & Aikman and a director of Haynes International, Inc., Haynes Holdings, Inc., Clark USA, Inc., Clark Refining & Marketing, Inc., American Axle Manufacturing of Michigan, Inc., American Axle Manufacturing, Inc. and Bar Technologies, Inc.

         DAVID BLITZER was elected Director of the Company in March 1998. Mr. Blitzer became a Managing Director of The Blackstone Group L.P. in December 1998, and has been involved in the firm's principal activities since 1991. Mr. Blitzer is a member of the boards of directors of Haynes International, Inc., Haynes Holdings, Inc. and Volume Services, Inc.

         DAVID I. FOLEY was elected Director of the Company in March 1998.
Mr. Foley has been an Associate of The Blackstone Group L.P. and involved in the firm's principal activities since 1995. Mr. Foley is a member of the boards of directors of Prime Succession, Inc., Rose Hills Holdings Corp., Clark USA, Inc. and Clark Refining and Marketing, Inc.

         MICHAEL LANDAU, President--North American Marketing and Director, joined Imperial in February 1998 and became an employee and Director of the Company in March 1998. Before joining Imperial, he served as President of F. Schumacher & Co. Wallcoverings from 1990 to 1997, having become Corporate Vice President of Schumacher in 1983. During his tenure as President at F. Schumacher & Co., revenues grew from approximately $10.0 million to over $100.0 million. Mr. Landau has worked in the wallcoverings industry for 28 years.

         RICHARD C. LAPPIN was elected Director of the Company in March 1999. Mr. Lappin became a Senior Managing Director of The Blackstone Group L.P. in February 1999. Prior to joining The Blackstone Group, he served as President of Farley Industries. Since joining The Blackstone Group he has been elected to the boards of directors of Republic Engineered Steels Inc. and Bar Technologies Inc.

         SCOTT R. LEVIN, Executive Vice President--Administration and Chief Financial Officer, joined the Company in July 1998. Before joining the Company, Mr. Levin was employed by United Technologies Corporation ("UTC") since 1984, most recently as Vice President and General Manager of Carrier Corporation Replacement Components Division, a subsidiary of UTC with $300 million in sales. He was also Director of Investor Relations of UTC from 1992 to 1993, and served at UTC in several senior financial positions from 1984 to 1992.

         DEBORAH K. ROCHE was elected Director of the Company in February 1999. Since 1998, she has served as Vice President, Financial Control and Reporting at Borden, Inc. and as principal of Borden Capital Management Partners. From December 1995 to January 1998, she served as Vice President and General Auditor of Borden, Inc. From April 1993 to December 1998, she served as Director of Auditing for Borden, Inc.

         JAMES P. TOOHEY, President, Chief Executive Officer and Director, joined Imperial in October 1996 and became an employee and Director of the Company in March 1998. Before joining Imperial, Mr. Toohey was with Hallmark Cards, Inc. for 32 years in various marketing positions, most recently as President of Hallmark International, a $700 million sales division with 5,500 employees worldwide.

         Under the Stockholders Agreement, Borden has the right to designate one member of the Company's Board of Directors, subject to certain conditions. Borden has designated Ms. Roche.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following tables set forth certain information regarding the compensation paid to each of the Company's executive officers for the year ended December 26, 1998.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION
                                (IN U.S. DOLLARS)

                                                                               LONG-TERM
                                                                              COMPENSATION
                                                                               SECURITIES          OTHER
NAME AND PRINCIPAL POSITION                                                    UNDERLYING          ANNUAL        ALL OTHER
                                   YEAR        SALARY          BONUS          OPTIONS (#)      COMPENSATION     COMPENSATION
James P. Toohey                      1998     $450,000(1)     $337,500(2)         178,125          $36,076(3)     $20,820(4)
   President and Chief
   Executive Officer
Michael Landau                       1998      344,625(5)      950,000(6)         118,750                 (7)      14,961(8)
   President - North
   American Marketing
Scott R. Levin                       1998       96,154(9)       70,000(10)         59,375                (11)      41,152(12)
   Executive Vice President
   Administration and Chief
   Financial Officer
Ian Collins(13)                      1998      824,432(14)
                                     1997      260,539
                                     1996      224,539


(1) For Mr. Toohey, the amount listed for 1998 includes salary which he received from Imperial Wallcoverings, Inc. prior to its acquisition by the Company. Mr. Toohey became the Company's chief executive officer in March 1998.
(2) For Mr. Toohey, the amount listed for 1998 includes $200,000 paid pursuant to the guaranteed bonus provision of his employment agreement and $137,500 paid pursuant to the Company's senior management bonus program.
(3) For Mr. Toohey, the amount listed in 1998 includes $36,076 as a gross up for taxes paid in 1997 for moving expenses; Mr. Toohey received perquisites and other personal benefits of less than the lesser of $50,000 and 10% of his aggregate compensation which are not required to be disclosed.
(4) For Mr. Toohey, the amount listed in 1998 includes a Company contribution and match of $20,820 to the 401(k) plan.
(5) For Mr. Landau, the amount listed in 1998 includes salary which he received from Imperial Wallcoverings, Inc. prior to the acquisition by the Company. Mr. Landau became an executive officer of the Company in March 1998.
(6) For Mr. Landau, the amount listed for 1998 includes $750,000 pursuant to the sign on bonus provision of his employment agreement ($600,000 which has been paid and $150,000 which will be paid in January 2000) and $200,000 paid pursuant to the guaranteed bonus provision of his employment agreement.
(7) Mr. Landau received perquisites and other personal benefits of less than the lesser of $50,000 and 10% of his aggregate compensation which are not required to be disclosed.

(8) For Mr. Landau, the amount in 1998 includes a Company contribution of $14,961 to the 401(k) plan.
(9)  Mr. Levin joined the Company on July 13, 1998.
(10) For Mr. Levin, the amount listed in 1998 includes $30,000 paid as a sign on bonus; $40,000 guaranteed as part of his offer of employment and paid pursuant to the Company's senior management bonus program.
(11) Mr. Levin received perquisites and other personal benefits of less than the lesser of $50,000 and 10% of his aggregate compensation which are not required to be disclosed.
(12) For Mr. Levin, the amount listed in 1998 includes a Company contribution and match of $4,958 to the 401(k) plan; and $36,194 as reimbursement for moving expenses.
(13) Ian Collins resigned as Chief Executive Officer of the Company on March 13, 1998.
(14) Includes 114,976 pound sterling in base salary, a 147,757 pound sterling bonus payable upon consummation of the recapitalization and a 236,923 pound sterling redundancy payment, each converted for these purposes at an assumed exchange rate of $1.65 per pound.

EMPLOYMENT AGREEMENT SUMMARY

         The Company and Mr. Toohey, Chief Executive Officer and President of the Company, are parties to an employment agreement, dated March 13, 1998. The agreement provides that Mr. Toohey will serve on the Board of Directors of the Company. His compensation under the agreement includes a minimum annual salary of $450,000 and guaranteed bonuses of $200,000 and $125,000 for the calendar years ended December 31, 1998 and December 31, 1999, respectively. If Mr. Toohey's employment is terminated under the agreement without Cause (as defined in the agreement) or for Good Reason (as defined in the agreement), Mr. Toohey is entitled to any unpaid guaranteed bonuses and his base salary for the remainder of the term of employment or, if longer, for an eighteen month period.

         As contemplated by his employment agreement, in December 1998, Mr. Toohey was granted options to purchase 3% of the Company's Common Stock, or 178,125 shares. The options have exercise prices of $16.00, and generally have a ten-year term. Mr. Toohey's options are granted and vest under the following two plans: the Time Share Option (118,750 shares) and the Budget Performance Option (59,375 shares). The Time Share Option vests as to 50% of the shares in December 1998 and as to the remaining 50% of the shares in December 1999. The Budget Performance Option vests as to 50% of the shares in March 2000, and as to the other 50% in March 2001, but only if the Company has achieved financial and operating performance targets by specified dates. If Mr. Toohey is terminated for death or physical or mental disability, all options exercisable at that time shall remain exercisable for nine months from the date of termination. Otherwise these options shall remain exercisable for six months from the date of termination (unless terminated for Cause).

         The Imperial Home Decor Group (US) LLC (the "US Sub") and Michael Landau, President--North American Marketing of the Company, are parties to an employment agreement, dated February 1, 1998. The agreement provides that Mr. Landau will be elected as a director of US Sub. His compensation under the agreement includes a $400,000 initial base salary, a $750,000 signing bonus, and guaranteed bonuses for the first three years of his employment of $200,000, $130,000 and $125,000, respectively. If Mr. Landau's employment is terminated under the agreement without Cause (as defined in the agreement) or for Good Reason (as defined in the agreement), Mr. Landau is entitled to the greater of
(i) any unpaid guaranteed bonuses plus base salary for the remainder of the term of employment and (ii) $500,000.

         As contemplated by Mr. Landau's employment agreement, in December 1998, he was granted options to purchase 2% of the Company's Common Stock, or 118,750 shares. The options have exercise prices of $16.00 and generally have a ten-year term. Mr. Landau's options are granted and vest under the following two plans: the Time Share Option (83,125 shares) and the Budget Performance Option (35,625 shares). The Time Share Option vests in 20% increments over 5 years, beginning in February 1999. The Budget Performance Option vests as to 50% of the shares on March 13, 2000, and as to the other 50% on March 13, 2001, but only if the Company has achieved financial and operating performance targets by specified dates. If he is terminated for death or physical or mental disability, all options exercisable at that time shall remain exercisable for nine months from the date of termination. Otherwise these options shall remain exercisable for six months from the date of termination (unless terminated for Cause).

EXECUTIVE COMPENSATION POLICY

         The Company established a compensation committee of its Board of Directors in March 1999. This committee will be responsible for establishing executive officer compensation policies. The Company did not have such a committee with respect to the year ended December 26, 1998. For 1998, the Company's executive compensation policy was principally governed by the terms of existing employment agreements and otherwise was determined by the Company's Board of Directors.

EQUITY INCENTIVE PLAN

         In addition to the options granted to Mr. Toohey and Mr. Landau, in 1998, the Company granted options to purchase 507,735 shares (for a total of 804,610 shares) of the Company's Common Stock to certain key management employees of the Company. The options were granted pursuant to the Equity Incentive Plan and are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. However, to the extent the fair market value of the shares exceeds $100,000 in the year the options first become exercisable, the shares will be treated as having been granted pursuant to an option that is not an "incentive stock option."

The options have an exercise price of $16.00 and generally have a ten-year term. The options are granted and vest under the three following plans: the Time Share Option, the Budget Performance Option, and the Market Performance Option. Generally, the Time Share Option vests over three years with the first one-third vesting in March 1999. The Budget Performance Option vests as to 50% of the shares in March 2000 and as to the remaining 50% of the shares in March 2001, but only if the Company has achieved financial and operating performance targets by specified dates. The Market Performance Option vests as to 100% of the shares at any time on or after March 13, 2000, when and if the value of the Company's common stock at specified times during the applicable years exceeds the specified target equity values. For a description of the vesting of options granted to Mr. Toohey and Mr. Landau, see "Employment Agreement Summary" above.

                             OPTION GRANTS IN 1998

                                                                                         GRANT DATE
                NUMBER OF        PERCENT OF TOTAL                                      PRESENT VALUE $
                SECURITIES       OPTIONS GRANTED
                UNDERLYING       TO EMPLOYEES IN     EXERCISE OF BASE  EXPIRATION
   NAME      OPTIONS GRANTED       FISCAL YEAR       PRICE ($/SHARE)       DATE
   ----      ---------------       -----------       ----------------      ----
James P.         118,750              14.8                16.00           3/13/09         $762,375
Toohey(b)
James P.          59,375               7.4                16.00           3/13/09          381,188
Toohey(c)
Michael           83,125              10.3                16.00           3/13/09          533,663
Landau(b)
Michael           35,625               4.4                16.00           3/13/09          228,713
Landau(c)
Scott R.          23,750               3.0                16.00           3/13/09          152,475
Levin(d)
Scott R.          16,030               2.0                16.00           3/13/09          102,913
Levin(e)
Scott R.          19,595               2.4                16.00           3/13/09          125,800
Levin(f)

-----------------
         a. Based on a Black-Scholes option pricing model assuming a risk free rate of 5.20%, expected lives of ten years, a zero dividend yield, exercise at ten years and zero volatility.
         b. Options granted under the Time Share Option. For a description of the material terms of such option, see "Employment Agreement Summary" above.
         c. Options granted under the Budget Performance Option. For a description of the material terms of such option, see "Employment Agreement Summary" above.
         d. Options granted under the Time Share Option. For a description of the material terms of such option, see "Equity Incentive Plan" above.
         e. Options granted under the Budget Performance Option. For a description of the material terms of such option, see "Equity Incentive Plan" above.
         f. Options granted under the Market Performance Option. For a description of the material terms of such option, see "Equity Incentive Plan" above.

         At December 26, 1998, the outstanding shares underlying options held by named executive officers were equal to the number of shares underlying options granted during 1998 and set forth above. The fair market value of the Company's common stock at the December 24, 1998 grant date of these options was determined by the Company's Board of Directors to be no greater than the exercise price of such options and therefore, at December 26, 1998, no options were "in-the-money." No options were exercised by named executive officers during 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides certain information about the beneficial ownership of the Company's Common Stock held as of March 25, 1999 by each person the Company knows to own beneficially more than 5% of the Common Stock of the Company, each director and each executive officer who is the beneficial owner of shares of the Company's Common Stock, and all directors and executive officers as a group.


                                                                               NUMBER
NAME AND ADDRESS                                                              OF SHARES          PERCENT OF CLASS
----------------                                                              ---------          ----------------
Blackstone Management Associates III L.L.C. (a)......................           5,284,375                89.0%
  345 Park Avenue
  New York, New York 10154

Borden, Inc.(b)......................................................             653,125                11.0%
  180 East Broad Street
  Columbus, Ohio 43215

Collins and Aikman Products Co.(c)...................................             397,812                 6.7%
  701 McCullough Drive
  Charlotte, NC  28262

James P. Toohey (d)..................................................              59,375                 1.0%


Michael Landau (d)...................................................              16,625                 *


Scott R. Levin (d) ..................................................               7,915                 *


All directors and executive officers as a group(d)...................              83,915                 1.4%


(a) The 5,284,375 shares beneficially owned by Blackstone are directly held by Imperial Home Decor Holdings, L.L.C ("Holdings"), all of the outstanding interests of which are held by Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P. and Blackstone Family Investment Partnership III L.P.; Blackstone Management Associates III L.L.C. is the general partner having voting and dispositive power of each of such entities.

(b) The 653,125 shares beneficially owned by Borden are directly held by BDH One, Inc., a wholly owned subsidiary of Borden.

(c) The 397,812 shares beneficially owned by Collins & Aikman relate to an option granted to a subsidiary of such company to purchase such shares at a price of $20.80 per share. See Item 13 under "Certain Relationships and Related Transactions--Option Agreement."

(d) Represents shares beneficially owned pursuant to options granted under the Equity Incentive Plan which the executive has the right to acquire within 60 days of March 26, 1999. See "Employment Agreement Summary" and "Equity Incentive Plan" above for a discussion of the material terms of such options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

PAYMENT OF CERTAIN FEES AND EXPENSES

         In connection with the Recapitalization and Imperial Acquisition, Blackstone Management Partners III L.L.C. ("BMP") received a $4.0 million fee and the Company reimbursed BMP for all out-of-pocket expenses incurred in connection with the Recapitalization and Imperial acquisition. In addition, pursuant to a monitoring agreement (the "Monitoring Agreement") entered into between BMP and the Company, BMP receives an annual $1.5 million monitoring fee and is reimbursed for certain out-of-pocket expenses. The Monitoring Agreement terminates on the earlier of (i) the date on which affiliates of Blackstone hold beneficial ownership of less than 10% of the equity interest in the Company they currently hold or (ii) the date agreed to by BMP and the Company. In the future, affiliates of Blackstone may receive customary fees for advisory and other services rendered to the Company and its subsidiaries. If such services are rendered in the future, the fees will be negotiated from time to time and will be based on the services performed and the prevailing fees then charged by third parties for comparable services.

STOCKHOLDERS AGREEMENT

         The Company, Borden, BDH One, Inc., an indirect wholly owned subsidiary of Borden (the "Borden Investor"), and Holdings, a subsidiary of Blackstone, entered into a Stockholders Agreement on March 13, 1998 (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, Holdings has "drag-along" rights and a right of first offer, and the Borden Investor has registration rights and "tag-along" rights, with respect to sales of the Company's Common Stock owned by the Borden Investor. In addition, subject to certain conditions and exceptions, the Borden Investor is entitled to designate one member of the Board of Directors of the Company and transfers of the Company's Common Stock by the Borden Investor are restricted.

         DRAG-ALONG, TAG-ALONG RIGHTS. If Holdings or any of its affiliates receives an offer from a third party other than from an affiliate of Blackstone to purchase at least a majority of the outstanding shares of Common Stock of the Company and such offer is accepted by Holdings, then the Borden Investor will transfer a proportionate number of shares of the Company's Common Stock owned by it to such third party on the terms and conditions of the offer as accepted by Holdings. If Holdings or its affiliates propose to transfer any of the Company's Common Stock owned by it to a third party other than in a public offering or to an affiliate of Blackstone, the Borden Investor will have the right to require Holdings to require the proposed transferee to purchase a proportionate number of its shares of the Company's Common Stock on the same terms and conditions as Holdings' sale.

         RIGHT OF FIRST OFFER. Prior to the earlier of (i) consummation of an initial public offering of Common Stock by the Company (an "IPO") and (ii) March 13, 2003, before transferring any shares of the Company's Common Stock to any third party, the Borden Investor will be required to offer to sell such shares to Holdings.

         BOARD REPRESENTATION. The Borden Investor is, subject to certain conditions and exceptions, entitled to designate one member of the Board of Directors of the Company so long as the Borden Investor owns at least 75% of the shares of Common Stock of the Company it held as of March 13, 1998. Such right will terminate at any time following an IPO after which the Borden Investor owns less than 5% of the then outstanding Common Stock of the Company.

         RESTRICTIONS ON TRANSFER. The Borden Investor is not permitted to transfer the Company's Common Stock other than to affiliates who become bound by the Stockholders Agreement or pursuant to the "drag-along," "tag-along" or right-of-first-offer provisions described above and may not transfer the Company's Common Stock to competitors of the Company.

         REGISTRATION RIGHTS. The Borden Investor will be entitled to have shares of the Company's Common Stock owned by it included in registrations of the Company's Common Stock and will be entitled on one occasion to require the Company to file a registration statement in connection with a proposed sale of all shares of Common Stock of the Company owned by it at any time following 180 days after an IPO, subject to customary limitations.

OPTION AGREEMENT

         The Company, Holdings and a subsidiary of Collins & Aikman entered into an agreement on March 13, 1998 whereby such subsidiary has been granted an option to purchase 397,812 shares of the Company's Common Stock from the Company (representing 6.7% of the issued and outstanding Common Stock as of March 14, 1998 for $20.80 per share (130% of the amount per share indirectly paid by Holdings for the Company's Common Stock). The option is exercisable in whole or in part, is not transferable and will expire in March 2003. The option agreement contains restrictions on transfer of shares issuable upon exercise of the option and "drag-along," "tag-along," right-of-first-offer and registration rights provisions with respect to the option shares that are substantially the same as those contained in the Stockholders Agreement.

SERVICES AGREEMENTS

         Pursuant to the Recapitalization Agreement, Borden entered into a transition services agreement with the Company (the "Borden Transition Services Agreement") as of March 13, 1998 pursuant to which Borden provided certain management support services to the Company until March 13, 1999. Pursuant to the Imperial acquisition agreement, Collins & Aikman entered into a transition services agreement with the Company (the "Collins & Aikman Transition Services Agreement" and, together with the Borden Transition Services Agreement, the "Transition Services Agreements") as of March 13, 1998 pursuant to which Collins & Aikman is providing certain management support services to the Company for periods ranging from one to two years following March 13, 1998. The fees for services provided under the Borden Transition Services Agreement were billed to the Company at the same rate Borden billed the Company from January 1, 1997 through June 30, 1997 for such services. The fees for services provided under the Imperial Transition Services Agreement are as set forth in the agreement and are based on historical rates charged to Imperial by Collins & Aikman. The Company has also entered into a services and license agreement with Resource Partners, an affiliate of Borden, with respect to certain information technology services. During 1998, the Company paid Resource Partners $1.0 million under this agreement.

PVC SUPPLY AGREEMENT

         Pursuant to the Recapitalization Agreement, Borden Chemical and Plastics L.P. ("BC"), an affiliate of Borden, and Vernon Plastics entered into an agreement regarding the purchasing and processing of PVC resins. This agreement, as subsequently amended, expires in November 2002 and requires BC to supply to Vernon Plastics up to 100% of the quantities of PVC resins required by Vernon Plastics to use in its Haverhill, Massachusetts plant. Vernon Plastics is not obligated to purchase PVC resins under the agreement. The price for PVC resins is as determined by BC. Vernon Plastics purchased $2.6 million of PVC resins from BC during the year ended December 26, 1998.

TRADEMARK LICENSE AGREEMENT

         Pursuant to the Recapitalization Agreement, Borden, BDH Two, Inc. and the Company entered into a Trademark License Agreement as of March 13, 1998 pursuant to which the Company has a 33 month exclusive license to use the registered trademark "Borden Home Wallcoverings" in connection with wallpaper, vinyl wallcoverings, borders and coordinating fabrics and accessories sold in the home consumer market through retail channels. Following such 33-month period, the Company will no longer be able to use the "Borden Home Wallcoverings" registered trademark. The Company does not expect the expiration of the Trademark License Agreement to have a material adverse effect on its results of operations or financial condition because it is no longer producing products using the Borden Home Wallcoverings trademark and does not expect to have any material inventory of Borden Home Wallcoverings products at the end of the Trademark License Agreement term.

NON-COMPETITION  AND NON-SOLICITATION AGREEMENTS

         The Recapitalization Agreement provides that Borden will not, subject to certain exceptions, solicit any employees of the Company or manufacture or sell any products currently manufactured or sold by the Company or own an equity interest in an entity engaged in such business for a period of two years after March 13, 1998. Pursuant to the Imperial Acquisition Agreement, Collins & Aikman and the Company entered into a Non-Competition Agreement on March 13, 1998 pursuant to which, subject to certain exceptions, Collins & Aikman may not solicit certain employees of the Company for a period of five years after March 13, 1998 or compete with the Company in the paper and vinyl decorative surface products and related products businesses for two years following March 13, 1998.

INDEMNIFICATION AGREEMENT

         The Company and Holdings have entered into an agreement providing for the indemnification and payment of all related costs and expenses of Holdings and its affiliates, including Blackstone and any Blackstone employee, in the event of any action, suit, proceeding or investigation arising out of any action or inaction by the Company or any of its subsidiaries or affiliates, except and only to the extent that it is finally judicially determined that the loss for which indemnity or the payment of costs and expenses is sought resulted from actual fraud as a result of which the indemnified party received a financial benefit to which the indemnified party was not legally entitled. In addition, pursuant to the agreement, Holdings (and its transferees) will be entitled to up to five demand and unlimited piggyback registration rights.

RELATIONSHIPS BETWEEN THE COMPANY AND BORDEN AND COLLINS & AIKMAN

         See Notes 2 and 10 to the Consolidated Financial Statements of the Company for a discussion of certain historical information regarding relationships between the Company and Borden and the Company and Collins & Aikman.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      The following are filed as a part of this Form 10-K:

                  1.       The Consolidated Financial Statements,
                           schedules and notes thereto, together with the independent auditor's report.

                  2. Exhibits indicated below are either incorporated by reference to documents of the Company on file with the Securities and Exchange Commission as indicated or are otherwise filed herewith.

EXHIBIT                                      DESCRIPTION
-------                                      -----------
NO.
---

1.1 Purchase Agreement dated as of March 11, 1998 among BDPI Holdings Corporation, Chase Securities Inc. and Bear, Stearns & Co. Inc. as Initial Purchasers. (Filed as Exhibit 1.1 to the Registration Statement on Form S-4 filed on July 10, 1998 (the "Registration Statement") and incorporated by reference herein.)

2.1 Recapitalization Agreement dated as of October 14, 1997 among Borden Decorative Products Holdings, Inc., BDPI Holdings Corporation and Borden, Inc. (Filed as Exhibit 2.1 to the Registration Statement and incorporated by reference herein.)

2.2 First Amendment to Recapitalization Agreement dated as of October 14, 1997 among Borden Decorative Products Holdings, Inc., BDPI Holdings Corporation and Borden, Inc. (Filed as
                  Exhibit 2.2 to the Registration Statement and incorporated by reference herein.)

3.1 Amended Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 25, 1999 (Filed herewith.)

3.2 Certificate of Incorporation of Vernon Plastics, Inc. filed February 26, 1998. (Filed as Exhibit 3.6 to Amendment No. 1 to the Registration Statement filed August 28, 1998 ("Amendment No. 1") and incorporated by reference herein.)

3.3 Certificate of Amendment of Certificate of Incorporation of Borden Decorative Products Investments, Inc., changing its name from Borden Decorative Products Investments, Inc. to WDP Investments, Inc. filed January 24, 1996. (Filed as Exhibit
                  3.8 to Amendment No. 1 and incorporated by reference herein.)

3.4 Certificate of Incorporation of Marketing Service, Inc. filed January 19, 1990. (Filed as Exhibit 3.9 to Amendment No. 1 and incorporated by reference herein.)

3.5 Certificate of Formation of the Imperial Home Decor Group (US) LLC filed March 2, 1998. (Filed as Exhibit 3.10 to Amendment No. 1 and incorporated by reference herein.)

3.6 By-laws of the Company (Filed as Exhibit 3.12 to the Registration Statement and incorporated by reference herein.)

3.7 By-laws of Vernon Plastics, Inc. (Filed as Exhibit 3.13 to Amendment No. 1 to the Registration Statement and incorporated by reference herein.)

3.8 By-laws of WDP Investments, Inc. (Filed as Exhibit 3.14 to Amendment No. 1 and incorporated by reference herein.)

3.9 By-laws of Marketing Services, Inc. (Filed as Exhibit 3.15 to Amendment No. 1 and incorporated by reference herein.)

4.1 Exchange and Registration Rights Agreement dated March 13, 1998 by the Company and Subsidiary Guarantors and accepted by Chase Securities Inc. and Bear, Stearns & Co., Inc. (Filed as
                  Exhibit 4.1 to the Registration Statement and incorporated by reference herein.)

4.2 Indenture dated as of March 13, 1998 by and among the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee. (Filed as Exhibit 4.2 to the Registration Statement and incorporated by reference herein.)

4.3 Form of Note. (Filed as Exhibit 4.3 to the Registration Statement and incorporated by reference herein.)

4.4 Form of Exchange Note. (Filed as Exhibit 4.4 to the Registration Statement and incorporated by reference herein.)

10.1 Credit Agreement dated as of March 13, 1998, among The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Chase Manhattan Bank Delaware, the Company, The Imperial Home Decor Group (Canada) LLC and Imperial Home Decor Group Holdings II Limited. (Filed as Exhibit 10.1 to the Registration Statement and incorporated by reference herein.)

10.2 Amended and Restated Acquisition Agreement dated as of the 4th day of November, 1997 and amended and restated as of the 9th day of March, 1998 among Collins & Aikman Products Co., Imperial Wallcoverings, Inc., and BDPI Holdings Corporation. (Filed as Exhibit 10.2 to the Registration Statement and incorporated by reference herein.)

10.3 Agreement dated as of March 13, 1998 among the Company, The Imperial Home Decor Group Holdings LLC and Collins & Aikman Products Co. (Filed as Exhibit 10.3 to the Registration Statement and incorporated by reference herein.)

10.4 Stockholders Agreement dated as of March 13, 1998 by and among the Company, BDH One, Inc., Borden, Inc., and The Imperial Home Decor Group Holdings LLC. (Filed as Exhibit 10.4 to the Registration Statement and incorporated by reference herein.)

10.5 Indemnification Agreement dated as of November 3, 1997 and effective as of October 14, 1997 by and among Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P., Blackstone Family Investment Partnership III L.P., The Imperial Home Decor Group Holdings LLC and BDPI Holdings. (Filed as Exhibit 10.5 to the Registration Statement and incorporated by reference herein.)

10.6 Monitoring Agreement dated as of March 13, 1998 among the Company and Blackstone Management Partners III L.L.C. (Filed as Exhibit 10.6 to Amendment No. 1 and incorporated by reference herein.)

10.7 Employment Agreement between the Imperial Wallcoverings, Inc., and Michael Landau dated as of February 1, 1998. (Filed as
                  Exhibit 10.7 to the Registration Statement and incorporated by reference herein.)

10.8 Employment Agreement between the Company and James P. Toohey dated as of March 13, 1998. (Filed as Exhibit 10.8 to Amendment No. 2 to the Registration Statement filed September 10, 1998 and incorporated by reference herein.)

10.9 Equity Incentive Plan adopted as of December 24, 1998 and related form of stock option agreement. (Filed herewith.)

12.1              Statement re: Computation of Ratios. (Filed herewith.)

21.1 List of Subsidiaries of the Company. (Filed as Exhibit 21.1 to the Registration Statement and incorporated by reference herein.)

24.1              Powers of Attorney. (Filed herewith.)

27.1              Financial Data Schedule. (Filed herewith.)


         (b)      Reports on Form 8-K
                  -------------------
                  None.

         (c) Reference is made to the list of Exhibits and the Exhibits filed as a part of this Annual Report on Form 10-K.

         (d) Reference is made to the Condensed Consolidated Financial Statements, schedules and notes thereto, together with the independent auditor's report filed as a part of this Form 10-K.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The Imperial Home Decor Group Inc.


We have audited the accompanying consolidated balance sheets of The Imperial Home Decor Group Inc. (formerly known as Borden Decorative Products Holdings, Inc.)(the "Company") as of December 26, 1998 and December 27, 1997, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 26, 1998 and December 27, 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 1998, in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
March 23, 1999

THE IMPERIAL HOME DECOR GROUP INC.
FORMERLY KNOWN AS
BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                           YEAR ENDED
                                                                       ----------------------------------------------------
                                                                         DECEMBER 26,      DECEMBER 27,     DECEMBER 28,
                                                                             1998              1997             1996

NET SALES ..........................................................       $ 416,668         $ 372,540         $ 362,689

COST OF GOODS SOLD (including amortization of inventory step-up of
   $13,449 in 1998 and an additional write-down for excess
   inventories of $19,656 in 1998)..................................         290,974           238,171           238,842
                                                                           ---------         ---------         ---------

GROSS MARGIN .......................................................         125,694           134,369           123,847
                                                                           ---------         ---------         ---------

OPERATING EXPENSES:
   Distribution.....................................................          22,876            22,263            21,117
   Marketing........................................................          78,138            58,355            54,055
   General and administrative.......................................          32,931            20,282            17,536
   Restructuring charges and other integration costs................          21,140
                                                                           ---------         ---------         ---------
     Total operating expenses.......................................         155,085           100,900            92,708
                                                                           ---------         ---------         ---------

OPERATING INCOME (LOSS).............................................         (29,391)           33,469            31,139

MERGER COSTS........................................................           4,000                 -                 -

INTEREST EXPENSE (INCOME), NET (including amortization of deferred
   financing costs of $2,118 in 1998)...............................          28,650              (303)             (218)
                                                                           ---------         ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES...................................         (62,041)           33,772            31,357

INCOME TAXES........................................................          (4,100)           11,384            10,601
                                                                           ---------         ---------         ---------

NET INCOME (LOSS)...................................................       $ (57,941)        $  22,388         $  20,756
                                                                           =========         =========         =========


See Notes to Consolidated Financial Statements.

================================================================================


THE IMPERIAL HOME DECOR GROUP INC.
FORMERLY KNOWN AS
BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                           DECEMBER 26,     DECEMBER 27,
                                                                                               1998             1997
ASSETS
CURRENT ASSETS:
   Cash and equivalents...............................................................      $    1,238        $    3,795
   Accounts receivable................................................................          96,495            55,160
   Inventories........................................................................         103,577            59,479
   Other current assets...............................................................          27,782            20,382
                                                                                            ----------        ----------
     Total current assets.............................................................         229,092           138,816
                                                                                            ----------        ----------
PROPERTY AND EQUIPMENT:...............................................................
   Land...............................................................................           2,411             1,245
   Buildings..........................................................................          16,747            11,939
   Machinery and equipment............................................................         160,563           112,285
   Less accumulated depreciation......................................................         (68,496)          (58,729)
                                                                                            ----------        -----------
     Net property and equipment.......................................................         111,225            66,740
ASSETS HELD FOR RESALE................................................................           4,190               -
GOODWILL..............................................................................          10,516            10,868
OTHER NON-CURRENT ASSETS..............................................................          45,717            23,210
                                                                                            ----------        ----------
TOTAL.................................................................................      $  400,740        $  239,634
                                                                                            ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
   Notes payable under revolving credit facilities....................................      $   30,170        $    1,529
   Current portion of long-term debt..................................................           1,250                 -
   Accounts payable...................................................................          52,903            31,310
   Income tax payable.................................................................             359             6,249
   Other current liabilities..........................................................          65,616            22,470
                                                                                            ----------        ----------
     Total current liabilities........................................................         150,298            61,558
                                                                                            ----------        ----------
LONG-TERM DEBT........................................................................         348,750                 -
DEFERRED INCOME TAXES.................................................................           7,494             9,546
OTHER LONG-TERM LIABILITIES...........................................................          10,456             1,800
CONTINGENCIES AND COMMITMENTS (NOTE 14)...............................................               -                 -

SHAREHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock:
     Senior...........................................................................               -           163,800
     Junior...........................................................................               -            30,389
   Common stock.......................................................................              59               200
   Paid-in capital....................................................................         (63,108)          (69,242)
   Retained earnings (deficit)........................................................         (47,578)           15,676
   Accumulated other comprehensive income (loss)......................................          (5,631)           (1,971)
   Owner's investment.................................................................               -            27,878
                                                                                            ----------        ----------
     Total shareholders' equity (deficiency)..........................................        (116,258)          166,730
                                                                                            ----------        ----------
     TOTAL............................................................................      $  400,740        $  239,634
                                                                                            ==========        ==========

See Notes to Consolidated Financial Statements.

THE IMPERIAL HOME DECOR GROUP INC.
FORMERLY KNOWN AS
BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
(IN THOUSANDS)
--------------------------------------------------------------------------------





                                                 PREFERRED STOCK
                                            --------------------------
                                                                         COMMON       PAID-IN
                                              SENIOR        JUNIOR        STOCK       CAPITAL

Balance at December 29, 1995.................
Issuance of common stock to owner............                            $   197     $ 98,363
Issuance of preferred stock to owner......... $165,240     $ 26,025
Purchase of shares from owner................   (1,440)
Sale of common stock to management...........                                  3        1,303
Sale of common stock to owner................                                             134
Closure of owner's investment to paid in                                             (169,042)
   capital...................................
Cash invested with affiliate.................
Other cash withdrawals by owner..............
Other owner's investment transactions -
     net.....................................
Paid in kind dividends - junior preferred....                 2,685
Dividends - senior preferred.................
Comprehensive income:
   Foreign currency translation
   adjustments...............................
   Net income for 1996.......................

     Total comprehensive income..............
                                              --------     --------      -------     --------
Balance at December 28, 1996.................  163,800       28,710          200      (69,242)
Owner's investment transactions - net........
Paid in kind dividends - junior preferred....                 1,679
Cash dividends - junior preferred............
Dividends - senior preferred.................
Comprehensive income:
   Foreign currency translation
   adjustments...............................
   Minimum pension liability adjustment......
   Net income for 1997.......................

     Total comprehensive income..............
                                              --------     --------      -------     --------
Balance at December 27, 1997.................  163,800       30,389          200      (69,242)

                                                               ACCUMULATED OTHER
                                                          COMPREHENSIVE INCOME (LOSS)
                                                          -----------------------------
                                                            MINIMUM
                                               RETAINED     PENSION      ACCUMULATED    COMPREHENSIVE
                                               EARNINGS    LIABILITY     TRANSLATION        INCOME        OWNER'S
                                              (DEFICIT)    ADJUSTMENT     ADJUSTMENT        (LOSS)      INVESTMENT      TOTAL

Balance at December 29, 1995.................                            $  (3,069)                      $ 164,742    $ 161,673
Issuance of common stock to owner............                                                              (98,560)          -
Issuance of preferred stock to owner.........                                                             (191,265)          -
Purchase of shares from owner................                                                                           (1,440)
Sale of common stock to management...........                                                                            1,306
Sale of common stock to owner................                                                                              134
Closure of owner's investment to paid in                                                                   169,042           -
   capital...................................
Cash invested with affiliate.................                                                              (18,300)    (18,300)
Other cash withdrawals by owner..............                                                              (15,020)    (15,020)
Other owner's investment transactions -                                                                      1,088       1,088
     net.....................................
Paid in kind dividends - junior preferred....  $(2,685)                                                                      -
Dividends - senior preferred.................  (11,466)                                                      8,600      (2,866)
Comprehensive income:
   Foreign currency translation                                              6,724        $    6,724
   adjustments...............................
   Net income for 1996.......................   20,756                                        20,756
                                                                                          ----------
     Total comprehensive income..............                                             $   27,480                    27,480
                                               -------                   ---------        ==========     ---------    --------
Balance at December 28, 1996.................    6,605                       3,655                          20,327     154,055
Owner's investment transactions - net........                                                                7,551       7,551
Paid in kind dividends - junior preferred....   (1,679)                                                                      -
Cash dividends - junior preferred............     (581)                                                                   (581)
Dividends - senior preferred.................  (11,057)                                                                (11,057)
Comprehensive income:
   Foreign currency translation                                             (4,327)       $   (4,327)
   adjustments...............................
   Minimum pension liability adjustment......              $ (1,299)                          (1,299)
   Net income for 1997.......................   22,388                                        22,388
                                                                                          ----------
     Total comprehensive income..............                                             $   16,762                    16,762
                                               -------     --------      ---------        ==========     ---------    --------
Balance at December 27, 1997.................   15,676       (1,299)          (672)                         27,878     166,730

See Notes to Consolidated Financial Statements.

THE IMPERIAL HOME DECOR GROUP INC.
FORMERLY KNOWN AS
BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
(IN THOUSANDS)
--------------------------------------------------------------------------------





                                                 PREFERRED STOCK
                                            --------------------------
                                                                         COMMON       PAID-IN
                                              SENIOR        JUNIOR        STOCK       CAPITAL

Balance at December 27, 1997 (carried         $163,800     $ 30,389      $   200     $(69,242)
forward).....................................
Dividends....................................
Other owner's investment transactions, net...
Borden recapitalization cash distribution.... (163,800)     (30,389)        (194)    (120,049)
Closure of owner's investment to paid in                                               41,683
   capital...................................
Issuance of common stock.....................                                 53
Equity contribution..........................                                          84,500
Comprehensive income (loss):
   Foreign currency translation
   adjustments...............................
   Net loss for 1998.........................

     Total comprehensive income (loss).......
                                              --------     --------      -------     --------
Balance at December 26, 1998................. $   -        $   -         $    59     $(63,108)
                                              ========     ========      =======     ========

                                                               ACCUMULATED OTHER
                                                          COMPREHENSIVE INCOME (LOSS)
                                                          -----------------------------
                                                            MINIMUM
                                               RETAINED     PENSION      ACCUMULATED    COMPREHENSIVE
                                               EARNINGS    LIABILITY     TRANSLATION        INCOME        OWNER'S
                                              (DEFICIT)    ADJUSTMENT     ADJUSTMENT        (LOSS)      INVESTMENT      TOTAL

Balance at December 27, 1997 (carried          $ 15,676    $ (1,299)     $    (672)                      $  27,878    $ 166,730
forward).....................................
Dividends....................................    (5,313)                                                     2,678      (2,635)
Other owner's investment transactions, net...                                                               11,127      11,127
Borden recapitalization cash distribution....                                                                         (314,432)
Closure of owner's investment to paid in                                                                   (41,683)
   capital...................................
Issuance of common stock.....................                                                                               53
Equity contribution..........................                                                                           84,500
Comprehensive income (loss):
   Foreign currency translation                                             (3,660)       $   (3,660)
   adjustments...............................
   Net loss for 1998.........................   (57,941)                                     (57,941)
                                                                                          ----------
     Total comprehensive income (loss).......                                             $  (61,601)                  (61,601)
                                              ---------    --------      ---------        ==========     ---------    --------
Balance at December 26, 1998.................  $(47,578)   $ (1,299)     $  (4,332)                      $     -      $(116,258)
                                               ========    ========      =========                       =========    =========


See Notes to Consolidated Financial Statements.

THE IMPERIAL HOME DECOR GROUP INC.
FORMERLY KNOWN AS
BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                           YEAR ENDED
                                                                       ----------------------------------------------------
                                                                         DECEMBER 26,      DECEMBER 27,     DECEMBER 28,
                                                                             1998              1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)................................................       $ (57,941)        $  22,388         $  20,756
   Adjustments  to reconcile  net income  (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization..................................          15,890            10,077             6,589
     Amortization of deferred financing costs.......................           2,118
     Deferred foreign income taxes..................................         (10,397)             (932)            2,904
   Change in operating assets and liabilities, net of acquisition:
     Accounts receivable............................................              62             5,502            (1,223)
     Inventories....................................................          14,849             2,864             7,701
     Other assets...................................................          (9,829)              593             3,489
     Accounts payable...............................................           5,047           (12,401)            8,238
     Other liabilities..............................................           6,803            (2,047)           (4,977)
                                                                           ---------         ----------        ----------
     Net cash provided by (used in) operating activities............         (33,398)           26,044            43,477
                                                                           ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.............................................         (29,077)          (20,833)          (21,178)
   Acquisition of Imperial Wallcoverings, Inc., including direct costs       (73,800)
                                                                           ---------         ---------         ---------
     Net cash used in investing activities..........................        (102,877)          (20,833)          (21,178)
                                                                           ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock ............................................                                               1,440
   Purchase of senior preferred stock...............................                                              (1,440)
   Net borrowings under revolving credit facility...................          28,617             1,529
   Borrowings under long-term debt arrangements.....................         350,000
   Debt issuance fees...............................................         (19,220)
   Equity contribution and issuance of common stock.................          84,553
   Borden recapitalization cash distribution........................        (314,432)
   Dividends paid...................................................          (2,635)          (20,238)           (2,866)
   Changes in owner's investment....................................           6,835            10,525           (25,508)
                                                                           ---------         ---------         ----------
     Net cash provided by (used in) financing activities............         133,718            (8,184)          (28,374)
                                                                           ---------         ----------        ----------

DECREASE IN CASH AND EQUIVALENTS....................................          (2,557)           (2,973)           (6,075)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR...........................           3,795             6,768            12,843
                                                                           ---------         ---------         ---------

CASH AND EQUIVALENTS AT END OF YEAR.................................       $   1,238         $   3,795         $   6,768
                                                                           =========         =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                              $  19,914         $      23         $     223
     Taxes                                                                     7,062             6,802             6,104


See Notes to Consolidated Financial Statements.

================================================================================

================================================================================


THE IMPERIAL HOME DECOR GROUP INC.
FORMERLY KNOWN AS
BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997 AND DECEMBER 28, 1996 (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)
--------------------------------------------------------------------------------


1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - The Imperial Home Decor Group Inc. ("IHDG" or the "Company" ) was formerly known as Borden Decorative Products Holding, Inc. ("BDPH"), a wholly owned subsidiary of Borden Inc. ("Borden"), consisting of the combined operations of Borden Decorative Products Ltd. and Vernon Plastics, Inc., collectively known as BDPH. On March 13, 1998, BDPH was recapitalized, purchased Imperial Wallcoverings, Inc. and its affiliate (collectively, "Imperial"), and changed its name to The Imperial Home Decor Group Inc. See
Note 2 - The Transactions. IHDG's operations are principally conducted in the United States, Canada, and the United Kingdom and other parts of Western and Eastern Europe. They include the designing, manufacturing and marketing of wallcovering products, and flexible vinyl films and sheetings.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of IHDG and its subsidiary companies. The accounts of Imperial are included from March 13, 1998 (the date of acquisition). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal year ends on the last Saturday of December.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND EQUIVALENTS - IHDG considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE - IHDG had an allowance for doubtful accounts of $3,950 and $1,758 at December 26, 1998 and December 27, 1997, respectively.

INVENTORIES - Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Management continually evaluates inventories, based on analysis of inventory levels, historical sales experience, and future sales forecasts to determine obsolete, slow-moving, and excess inventory. A provision for such potentially nonsalable inventory is recorded as part of cost of goods sold. The allowance for excess and obsolete inventory is $43,327 and $13,883 at December 26, 1998 and December 27, 1997, respectively.

DESIGN, ENGRAVING AND SAMPLE BOOK COSTS - Costs of design and engraving related to the preparation of cylinder rollers for new designs are deferred and amortized over the estimated useful life of the design and engraving, generally two to four years. Amortization of the design and engraving costs was $11,304, $11,033 and $8,069 in 1998, 1997 and 1996, respectively. Sample book costs in excess of the proceeds from sales of such books are deferred and amortized over the estimated useful life of the sample books, generally a two to four year period. Amortization of sample book costs was $5,587, $5,985 and $4,684 in 1998, 1997 and 1996, respectively.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded on a straight-line basis over useful lives ranging from thirty to forty years for buildings and three to eighteen years for equipment. Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred.

GOODWILL - Goodwill represents the excess of the purchase price over fair value of identifiable assets of businesses acquired and is amortized on a straight-line basis over forty years or its useful life, whichever is shorter. Goodwill amortization expense was $409, $456, and $439 for 1998, 1997 and 1996, respectively.

IMPAIRMENT - The carrying value of property, equipment, goodwill, and other intangible assets is evaluated periodically for recoverability when considered in relation to the expected future undiscounted cash flows of the underlying businesses over the estimated remaining useful life of the asset.

GROUP AND GENERAL INSURANCE RESERVE - Prior to March 13, 1998, IHDG, through Borden, was generally self-insured for losses and liabilities relating to workers' compensation, health and welfare claims, physical damage to property, business interruption and comprehensive general, product and vehicle liability. IHDG maintains insurance policies for certain items exceeding deductible limits. Losses are accrued for the estimated aggregate liability for self-insured claims using actuarial assumptions followed in the insurance industry and IHDG's experience. For claims incurred on or after March 13, 1998, IHDG has purchased full insurance coverage, subject to minimum deductible limits.

REVENUE RECOGNITION - Revenues are recognized when products are shipped. Liabilities are established for estimated returns, allowances and trade promotion discounts when revenues are recognized.

RESEARCH AND DEVELOPMENT - Research and development costs are charged to general and administrative expense when incurred. Research and development costs amounted to $1,710, $1,087, and $868 in 1998, 1997 and 1996, respectively.

ENVIRONMENTAL REMEDIATION - Environmental costs representing ongoing maintenance, monitoring and similar costs are expensed as incurred. Environmental remediation costs are accrued when environmental assessments and/or remedial efforts are probable and the cost or a reasonable range of costs can be estimated. Environmental expenditures, which improve the condition of a property, are capitalized and amortized over their estimated useful life.

INCOME TAXES - Deferred income taxes are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement assets and liabilities and their basis for income tax reporting purposes using enacted rates in effect for the year in which the differences are expected to reverse.

Prior to March 13, 1998, the results of domestic and Canadian operations of IHDG for 1997 and 1996 were included in Borden's combined tax returns. For purposes of the 1997 and 1996 financial statements, income taxes were determined as though IHDG filed separate U.S. federal, Canadian and state corporate income tax returns.

Deferred tax assets and liabilities and current taxes payable for U.S. federal, Canadian, and state taxes were included in the owner's investment account at December 27, 1997 and December 26, 1996.

DERIVATIVE FINANCIAL INSTRUMENTS - In the ordinary course of operations, the Company is exposed to various market risks such as foreign currency risks and interest rate risks. Foreign currency risk is that risk associated with recurring transactions with foreign companies, such as the sale of goods and/or services to foreign customers or purchases from foreign vendors. Interest rate risk is the risk associated with rate fluctuations. Established policies and procedures by the Company governing its management of market risks and the use of financial instruments to manage its exposure to such risks are currently in place. The Company uses derivative financial instruments such as foreign exchange contracts, interest rate swaps and interest rate caps, when practical, to manage these foreign currency and interest rate exposures. The principal objective of these derivative instruments is to minimize the risks and/or costs associated with global financial and operating activities. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

CONCENTRATIONS OF CREDIT RISK - Concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers comprising IHDG's customer base and their dispersion across different geographies. No customer represents more than 10% of the Company's sales. IHDG generally does not require collateral or other security to support customer receivables. A portion of IHDG's sales are exports. For these sales, IHDG may insure its export receivables based upon assessment of the risk and the country to which products are sold. IHDG closely monitors extensions of credit and has generally not experienced significant credit losses. An allowance for doubtful accounts is maintained for potential losses.

FOREIGN CURRENCY TRANSLATIONS - Assets and liabilities of foreign affiliates are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at weighted average rates of exchange during the period. The related translation adjustments are recorded as accumulated other comprehensive income (loss), a component of shareholders' equity (deficiency). Foreign currency gains (losses) resulting from transactions are included in the Consolidated Statements of Operations and are not significant to IHDG's results of operations for the years presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash, accounts receivable, accounts payable, and accrued and other current liabilities as stated in the balance sheets approximate their fair values. The carrying value of long-term debt is considered to approximate fair value based on borrowing rates currently available for loans with similar terms and maturities.

COMPREHENSIVE INCOME (LOSS) - In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income (loss), foreign currency translation adjustments and minimum pension liability adjustments and is presented in the Consolidated Statements of Shareholders' Equity (Deficiency). The adoption of SFAS No. 130 had no impact on total shareholders' equity (deficiency). Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not completed its review of SFAS No. 133 and has not determined the impact adoption will have on the Company's future earnings or financial position.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." This SOP, which became effective for the Company on January 1, 1999, requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company has historically capitalized certain external software development costs and expensed all other costs as incurred. The Company has not yet assessed what the impact of SOP 98-1 will be on the Company's future earnings or financial position.

RECLASSIFICATIONS - Reclassifications have been made to prior year financial statements to conform with the current year presentation.

2.       THE TRANSACTIONS

         THE INITIAL OFFERING - The Imperial Home Decor Group Inc. issued 11% Senior Subordinated Notes due 2008, for an aggregate principal amount of $125.0 million (the "Initial Offering"). The Initial Offering was made in connection with (i) the recapitalization (the "Recapitalization") of BDPH pursuant to a Recapitalization Agreement, dated as of October 14, 1997, as amended (the "Recapitalization Agreement"), among BDPH, BDPI Holdings Corporation ("MergerCo") and Borden and (ii) the acquisition of Imperial (the "Imperial Acquisition") pursuant to an Acquisition Agreement, dated as of November 4, 1997, as amended (the "Imperial Acquisition Agreement"), among Collins & Aikman Corporation ("C&A"), Imperial Wallcoverings, Inc. ("Imperial U.S.") and MergerCo.

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

         THE RECAPITALIZATION - The principal components of the Recapitalization were:

         - The transfer of substantially all the assets and liabilities of Sunworthy (the Canadian wallcoverings business of Borden) to a wholly owned subsidiary of BDPH;

         - The equity contribution of $84.6 million in cash to MergerCo by Blackstone Capital Partners III Merchant Banking Fund L.P., Blackstone Offshore Capital Partners III L.P and Blackstone Family Investment Partnership III L.P. (collectively, "Blackstone");

         -  The merger of MergerCo with and into BDPH;

         - The conversion of all the preferred stock and certain common stock of BDPH, except for 11% of BDPH common stock which was retained by Borden, into the right to receive a total of $314.4 million in cash, and

         - The cancellation and settlement of existing stock options for $1.3 million which was paid from such $314.4 million and resulted in a charge to operations of $0.7 million for the excess of the amount paid over that previously accrued.


         Following the Recapitalization, Blackstone and its affiliates owned 89% and Borden retained 11% of the outstanding BDPH common stock. This merger is accounted for as a recapitalization of BDPH which has no impact on the historical carrying value of BDPH's assets and liabilities. Transaction costs of $4.0 million related to this merger, comprised primarily of professional fees and expenses, are reported as merger costs.

         THE IMPERIAL ACQUISITION - The principal components of the Imperial Acquisition were:

         - The acquisition of all the outstanding capital stock of Imperial Wallcoverings, Inc. by BDPH;

         - The acquisition of substantially all the assets and liabilities of Imperial Wallcoverings (Canada), Inc. by a wholly owned subsidiary of BDPH;

         - The payment by BDPH to C&A of the cash purchase price for the Imperial Acquisition of $72.8 million; and

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


         Following the Recapitalization and the Imperial Acquisition, BDPH changed its name to The Imperial Home Decor Group Inc.

         The Imperial Acquisition is accounted for using purchase accounting in which the total purchase cost was allocated to the Imperial assets acquired and liabilities assumed, based on their respective fair values. The total purchase price of $79.8 million consisted of $72.8 million of cash, an option valued at $6.0 million and $1.0 million of direct acquisition costs. The historical book value of the net assets acquired exceeded the purchase price by $22.8 million. This excess was allocated first to adjust the assets and liabilities acquired to their estimated fair values and then as a proportionate reduction of property and equipment and other non-current assets. The principal components of this allocation were (1) a net increase of $5.4 million in inventories,
         (2) the recording of $4.2 million in assets held for resale, $15.1 million in accruals, and $5.0 million in deferred tax liabilities, and
         (3) a reduction of $17.7 million in property and equipment.

         The resulting purchase price allocation was as follows:

               Cash...........................................................................     $         206
               Accounts receivable............................................................            37,894
               Inventories....................................................................            60,152
               Other current assets...........................................................             1,980
               Property and equipment.........................................................            33,522
               Assets held for resale.........................................................             4,190
               Other non-current assets.......................................................             2,521
               Accounts payable and accrued expenses..........................................           (47,772)
               Deferred income taxes..........................................................            (5,474)
               Other long-term liabilities....................................................            (7,419)
                                                                                                   -------------
               Total..........................................................................     $      79,800
                                                                                                   =============

         The following unaudited pro forma consolidated results of operations have been prepared as if the Imperial Acquisition had occurred as of the beginning of 1997:

                                                                                     1998               1997

            Net sales...................................................         $   449,700        $    536,500
            Net loss....................................................             (73,200)            (18,000)

         These unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

         THE FINANCINGS - The Recapitalization, the Imperial Acquisition and the payment of related fees and expenses have been financed by: (i) the equity contribution of $84.6 million; (ii) the initial borrowings of $198.0 million under the Senior Credit Facilities; and (iii) the net proceeds of $125.0 million from the 11% Senior Subordinated Notes due 2008, series B (the "Notes"). See Note 5 - Financing.

3.       RESTRUCTURING CHARGES AND OTHER INTEGRATION COSTS

In conjunction with the Imperial Acquisition, a plan (the "Integration Plan") to integrate the Company and Imperial in North America has been adopted that includes the closing of inefficient manufacturing and warehouse facilities, consolidating the Company's finishing and distribution facilities, substantially reducing the North American hourly and salary workforce, and consolidating the Company's administrative, marketing and sales functions.

As it relates to the Imperial Acquisition, the Company plans to close facilities in Plattsburgh, New York and Ashaway, Rhode Island, dispose of certain assets, and reduce the salary and hourly workforce by approximately 530 employees. As of December 26, 1998, the Ashaway facility closure was substantially complete, manufacturing at the Plattsburgh facility had ceased and approximately 450 employees were severed. These closures are expected to be substantially complete by the end of 1999. The liabilities accrued under purchase accounting relating to the Integration Plan for the Imperial Acquisition were $11.1 million.

Additionally, as part of the consolidation and rationalization of operations, the Company recorded restructuring charges and other integration costs of $21.1 million for 1998. Of this charge, $18.7 million relates to the Integration Plan which provided for the exit of two distribution centers and the finishing and bookmaking operations at one manufacturing facility and the consolidation of the Company's administrative, marketing and sales functions. This charge also provided for the write-down of certain assets to be disposed of to net realizable value, lease and other contractual agreement buyouts, and a reduction in the salary and hourly workforce by approximately 320 employees. The Plan is expected to be substantially complete by the end of 2000. In addition, a charge of $2.4 million was recorded to provide for severance costs relating to 110 employees and the write-down of assets at a facility closing in the U.K. due to poor market conditions in Eastern Europe and Russia. The U.K. restructuring will be substantially complete by the end of 1999.

The liabilities accrued under purchase accounting and for the IHDG restructuring and other integration costs are as follows:

                                                                 ANTICIPATED                ANTICIPATED
                                                                  SEVERANCE                  LEASE AND
                                                                  AND OTHER    ANTICIPATED     OTHER
                                                                   RELATED      FACILITY    CONTRACTUAL
                                                      ASSET        EMPLOYEE      CLOSURE     AGREEMENT
                                                   WRITE-DOWNS     BENEFITS       COSTS       BUYOUTS      OTHER        TOTAL
     IMPERIAL PURCHASE ACCOUNTING:
     Liabilities accrued under
       purchase accounting at March 13, 1998.                      $   4,765    $  4,177      $ 1,873      $  288      $11,103
     Cash expenditures.......................                         (3,246)     (1,509)        (573)       (197)      (5,525)
                                                                   ---------    --------      -------      ------      -------
     Balance at December 26, 1998............                      $   1,519    $  2,668      $ 1,300      $   91      $ 5,578
                                                                   =========    ========      =======      ======      =======

     IHDG RESTRUCTURING AND OTHER
       INTEGRATION COSTS:
     Expensed through December 26, 1998......       $  3,176       $   8,877                  $   648      $8,439      $21,140
     Write down of property to net realizable
       value.................................         (3,176)                                                           (3,176)
     Cash expenditures.......................                         (5,621)                              (8,389)     (14,010)
                                                    --------       ---------                  -------      ------      -------
     Balance at December 26, 1998............       $  --          $   3,256                  $   648      $   50      $ 3,954
                                                    ========       =========                  =======      ======      =======

4.       CERTAIN NON-CASH CHARGES

The Company incurred non-cash charges of $41.8 million for the year ended December 26, 1998. The charge consisted of $13.4 million of amortization of the inventory step-up and $19.7 million for an inventory write-down, both of which were reported in cost of goods sold. A charge of $4.8 million was reported against sales to establish a reserve to reflect the Company's new emphasis on category management and rotating slow-moving products at key customer accounts. In addition, charges of $0.7 related to management options and $3.2 million related to the write-down of property to net realizable value were reported.

5.       FINANCING

As part of the Recapitalization, the Company entered into Senior Credit Facilities with a group of banks and pursuant to an indenture dated March 13, 1998, (the "Indenture") issued $125.0 million of 11% Senior Subordinated Notes due 2008, (the "Old Notes"). The proceeds from the Senior Credit Facilities and the Old Notes were used to finance the conversion to cash of all of the preferred stock and certain common stock of BDPH, the Imperial Acquisition, and to pay certain fees and expenses associated with the Recapitalization.

Although the Old Notes were sold through a confidential placement memorandum in March 1998, the Company filed an exchange private offer with the Securities and Exchange Commission with respect to the Old Notes (the "Exchange Offer"). Pursuant to the Exchange Offer, $125.0 million of Old Notes were exchanged for a like amount of Notes. The Exchange Offer was made pursuant to the terms of an Exchange and Registration Rights Agreement dated March 13, 1998, by the Company, the Guarantors (as defined in the Agreement) and the purchasers of the Old Notes. The Exchange Offer was designed to give the holders of the Old Notes an opportunity to acquire securities with securities which are freely transferable, subject to certain restrictions. The Notes are otherwise identical to the Old Notes. For purposes of the discussion below, the $125.0 million of Old Notes that were not exchanged are considered part of the Notes. The Company did not receive any proceeds from the Exchange Offer.

Certain of the Company's subsidiaries have guaranteed the Senior Credit Facilities and the Subordinated Notes, such guarantee of the Notes being subordinate to the guarantee of the Senior Credit Facilities.

Debt consists of the following:

                                                                   DECEMBER 26, 1998     DECEMBER 27, 1997

                   Senior Credit Facilities:
                      Revolver...............................        $     28,200
                      Term  .................................             225,000
                   Overdraft Facility........................               1,970           $  1,529
                   Notes.....................................             125,000                  -
                                                                     ------------           --------
                        Total................................             380,170              1,529
                   Less revolvers due within one year........             (30,170)            (1,529)
                   Less current portion of term debt.........              (1,250)
                                                                     ------------           --------
                        Amount due after one year............        $    348,750           $      -
                                                                    =============           ========

The aggregate long-term debt maturities over the next five years are:
1999 - $1.25 million; 2000 - $3.0 million; 2001 - $8.5 million; 2002 -
$18.75 million; and 2003 - $26.5 million.

SENIOR CREDIT FACILITIES

The Senior Credit Facilities entered into on March 13, 1998 consist of
(i) a six year revolving credit facility in an aggregate principal amount not to exceed $75.0 million, and (ii) term loan facilities consisting of: (a) a $65.0 million six year tranche A term loan facility ("Term Loan A"); (b) a $115.0 million seven year tranche B term loan facility ("Term Loan B"); and (c) a $45.0 million eight year tranche C term loan facility ("Term Loan C") and, collectively, with Term Loan A and Term Loan B, the "Term Loans."

The Term Loans require principal payments on a semi-annual basis. Term Loan A requires aggregate principal payments of $0.5 million in 1999; $1.5 million in 2000; $7.0 million in 2001; $17.25 million in 2002;
$25.0 million in 2003; and $13.75 million in 2004. Term Loan B requires aggregate principal payments of $0.5 million in 1999; $1.0 million from 2000 through 2004; and $109.5 million in 2005. Term Loan C requires aggregate principal payments of $0.25 million in 1999; $0.5 million from 2000 through 2005 and $41.75 million in 2006.

Interest rates for the revolving credit facility and the Term Loans are variable with each calculated using one of several interest rate options as defined in the Senior Credit Facilities. At December 26, 1998, the weighted average interest rates were as follows: Revolving Credit Facility - 8.18%; Term Loan A - 7.88%; Term Loan B - 8.09%; and Term Loan C - 8.5%. A commitment fee of 0.5% is paid on the unused portion of the revolving credit facility and the unused portion of Term Loan A.

The Senior Credit Facilities are secured by the capital stock of each of the Company's subsidiaries and substantially all of the tangible and intangible assets of the Company and it's U.S. subsidiaries. The Senior Credit Facilities contain various restrictive covenants, including: the maintenance of certain financial ratios; restrictions on additional indebtedness; mergers; asset dispositions; dividends; other restricted payment and prepayment and amendments of subordinated indebtedness. At December 26, 1998, the Company was in compliance with all of the covenants in the Senior Credit Facilities.

NOTES

The Company's $125.0 million of Notes mature on March 15, 2008. Annual interest of 11.0% is payable semi-annually in arrears on March 15 and September 15, commencing September 15, 1998. The Notes are general unsecured obligations of the Company ranking subordinated in right of payment to all existing and future senior indebtedness of the Company. The Notes rank pari passu in right of payment to all other indebtedness of the Company that is subordinate to senior indebtedness of the Company.

Except as noted below, the Notes are not redeemable at the Company's option prior to March 15, 2003. The Notes are redeemable at the Company's option at 105.5% during the 12 months beginning March 15, 2003; 103.667% during the 12 months beginning March 15, 2004; 101.833% during the 12 months beginning March 15, 2005; and 100% thereafter (expressed as a percentage of the principal amount). In addition, prior to March 15, 2001, up to 33.33% of the Notes may be redeemed out of the proceeds of certain equity offerings at 111% of the principal amount, provided that after such redemption, at least 66.67% of the original Notes remain outstanding after such redemption. Any interest which is accrued and unpaid at the time of a redemption shall also be paid.

Upon a Change of Control (as defined in the Indenture) the Company will have the option prior to March 15, 2003 to redeem the Notes in whole, but not in part, at 100% of the principal amount plus an applicable premium, as defined in the Indenture. If the Company does not redeem the Notes if a Change of Control occurs subsequent to March 13, 2003, each holder of the Notes may require the Company to redeem such holders' Notes at 101% of the aggregate principal amount of the Notes plus accrued interest.

The Indenture contains restrictive covenants, which among other things, limit the Company's ability to incur additional indebtedness; pay dividends or make restricted payments; enter into transactions with affiliates; make certain dispositions; and merge or consolidate with or transfer substantially all of the Company's assets.

The fair value of the Notes is estimated to be $111.3 million based on quoted market prices at December 26, 1998.

OVERDRAFT FACILITY

In 1997, IHDG through Borden had a revolving loan facility (See Note 10). In addition, IHDG had unsecured overdraft and revolving loan facilities with the National Westminster Bank (the "Bank"). The interest on the $4.9 million overdraft facility was based upon the Bank's base rate plus 1.0%. Interest on the revolving $6.5 million loan facility was based upon LIBOR plus 0.56%. At December 27, 1997 borrowings on the overdraft facility amounted to $1.5 million.

In 1998, the Company has a new $2.0 million overdraft facility with the Bank, with interest at the Bank's base rate plus 1.0%. At December 26, 1998, borrowings under this facility amounted to $2.0 million.

6.       CAPITAL STOCK AND OWNER'S INVESTMENT

         PREFERRED STOCK

         Effective January 1, 1996, Borden capitalized the Company with 6,609,600 shares of 7% senior preferred stock with a face value of $165,240 and 1,041,000 shares of 10% junior preferred stock with a face value of $26,025 as part of the transfer of the assets from Borden to the Company. Also in 1996, 57,600 shares purchased from Borden for $1,440 were cancelled and retired.

         Each share of senior preferred stock had a liquidation preference of $25 and was entitled to cumulative dividends at an annual rate of 6.75%, payable quarterly in arrears. There were 6,552,000 shares issued and outstanding at December 27, 1997 and December 28, 1996. The dividend rate of the senior preferred stock was changed from 7% to 6.75% effective January 1, 1997.

         Each share of junior preferred stock had a liquidation preference of $25 and was entitled to cumulative dividends in kind at an annual rate of 7.65%, compounded quarterly and payable quarterly in arrears. There were 1,215,543 and 1,148,386 shares issued and outstanding at December 27, 1997 and December 28, 1996, respectively. The dividend rate of the junior preferred stock was changed from 10% to 7.65% effective January 1, 1997. Dividends in kind of $1,679 (67,157 shares) in 1997 and $2,685
         (107,386 shares) in 1996 were recorded as additions to the junior preferred stock and a reduction to retained earnings.

         The Company declared cash dividends on the senior and junior preferred stock of $5,313, $11,638 and $11,466 and paid dividends of $2,635, $20,238 and $2,866 during 1998, 1997 and 1996, respectively.

         All of these preferred shares were cancelled and retired upon the Recapitalization of the Company on March 13, 1998.

         COMMON STOCK

         Effective January 1, 1996, the Company authorized 40,000,000 shares and issued 20,000,000 shares of common stock with a par value of $0.01 per share. Shares totaling 19,712,000 were issued to BDH One, Inc. (a subsidiary of Borden) and 261,250 shares were purchased by key members of management for $1,306. In 1996, Borden purchased 26,750 additional shares for $134. All of these common shares were cancelled and retired upon the Recapitalization of the Company.

         Effective March 13, 1998, the Company issued 5,937,500 new shares of common stock with a par value of $0.01 per share. Shares totaling 5,284,375 were issued to The Imperial Home Decor Group Holdings L.L.C., an entity formed by Blackstone for purposes of the Recapitalization, and 653,125 shares were issued to BDH One, Inc.

         The Company and Borden entered into a Stockholders Agreement on the date of the Closing. This agreement provides certain rights to the shareholders relating to common stock purchase and sale offers, restrictions on stock transfers, and registration rights.

         In conjunction with the Imperial acquisition, as discussed in Note 2, an option was granted to C&A to purchase 397,812 newly issued shares of the Company's common stock.

PAID-IN CAPITAL

The debit balance in paid-in capital at December 27, 1997 represents the excess of the valuation of the common and preferred stock at the closing of the Recapitalization over the permanent owner's investment balance (excluding the Canadian operations) at January 1, 1996.

The debit balance in paid-in capital at December 26, 1998 represents the excess of the valuation of the common and preferred stock at the Recapitalization over the permanent owner's investment balance at March 13, 1998.

         OWNER'S INVESTMENT

         Owner's investment consisted of the following:

                                                                 DECEMBER 27,1997    DECEMBER 28,1996

Permanent net owner's investment............................    $      28,939        $      28,939
Accrued dividend payable to affiliate.......................                                 8,600
Cash invested with affiliate................................           (5,100)             (18,300)
Deferred taxes - domestic and Canadian......................           (1,336)                (945)
Other receivable - net......................................            5,375                2,033
                                                                -------------        -------------
  Total owner's investment..................................    $      27,878        $      20,327
                                                                =============        =============

7.       STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

Effective January 1, 1996, IHDG issued stock options under its Management Stockholder's Agreement (the "Plan"). Under the Plan, equity in the Company was sold to key management personnel. Those participating were granted fixed stock options to purchase additional shares at an exercise price of $5.00 per share. For each share of stock purchased, management was given the option to purchase five additional shares. The options vested ratably (on January 1) over five years from the date of grant (expiring ten years from the date of grant). Vesting could be accelerated upon a change of control. There were 1,306,250 options outstanding and 133,750 options available for future grants under the Plan at December 27, 1997 and at December 28, 1996. There were no options exercisable at December 28, 1996. There were no additional options granted in 1997. There were 261,250 options exercisable at December 27, 1997.

Upon the Merger on March 13, 1998, the options discussed above were assumed exercised and settled for $1,254 in accordance with the terms of the Plan. Accordingly, additional compensation expense was recognized in 1998 of $723 for the difference between the settlement amount and previously recognized compensation expense.

The Plan constituted a formula book value plan with an initial formula grant value of $5.00 per share. IHDG accounted for the formula plan under the liability method and recognized compensation expense (and an accrued liability) to the extent the formula value exceeded the exercise price of the options. At December 27, 1997 the formula value of the options amounted to $5.78 per option share. Accordingly, compensation expense of $531 was recognized in 1997 on the vested percentage of outstanding options.

IHDG adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The weighted average exercise price of options granted during 1996 was $5.00. The fair value of each option on the date granted amounted to $1.16 and was determined using the Black-Scholes option pricing model with a risk free rate of 5.37% and expected lives of five years. Had compensation expense for the Plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, there would not have been a material impact on net income in 1996 and 1997.

During 1998, the Company approved an Equity Incentive Plan under which three forms of stock options were issued: Time Share Options, Budget Performance Options and Market Performance Options. Time Share Options granted vest at specified dates. Budget Performance Options granted vest at specified dates, but only if the Company achieves financial and operating performance targets by specified dates. Market Performance Options granted vest at specified dates when and if the value of the Company's common stock at specified dates during the applicable years exceeds specified target equity values. The aggregate number of shares issuable under this Equity Incentive Plan is 2,000,000.

Effective December 24, 1998, under the Equity Incentive Plan, options to purchase 804,610 shares with exercise prices of $16.00 per share were granted to various employees. The fair value of each option on the date granted amounted to $6.42 and was determined using the Black-Scholes option pricing model with a risk free rate of 5.20% and expected lives of 10 years. The options may be exercised within ten years of the grant date but only to the extent they have vested. At December 26, 1998, no options were vested or exercisable. No compensation expense was recognized in 1998. The Board of Directors determined that the fair market value per share equals the exercise price for the shares granted in 1998.

If compensation cost had been determined based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, there would not have been a material impact on the reported amount of the Company's net loss for 1998.


8.       PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

At December 26, 1998, the Company adopted SFAS No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits." This statement revises the disclosures about pension and other postretirement benefit plans but does not change the way obligations or expense are measured or recognized in the financial statements. Disclosures for prior periods have been restated to conform to the requirements of SFAS No. 132.

The Company has various single employer noncontributory defined benefit pension plans in the U.S. and Canada, covering substantially all of its employees. Plans covering salaried employees provide pension benefits that are based on credited service. Plans covering hourly employees provide benefits of stated amounts for each year of service. It is the Company's policy to make annual contributions required by applicable regulations. Plan assets are invested principally in listed bonds, equity securities, and temporary cash investments.

Prior to March 13, 1998, the Company also participated in pension and other benefit plans sponsored by Borden in Canada and the U.K. The pension obligations or assets were allocated to the Company based upon actuarially determined amounts relating to the Company's employee's participation.

In conjunction with the Recapitalization described in Note 2, the Company transferred two single employer pension plans to Borden in exchange for a payment of $591 and established two new defined benefit pension plans. In addition, the allocated pension obligations and assets of two plans sponsored by Borden were spun-off into two new plans and the benefits amended. The Company also assumed sole sponsorship of a foreign plan previously sponsored by Borden. As a result, the Company effectively assumed the accumulated benefit obligations for past service of non-Company participants in the plan and related plan assets. As of the assumption date, the actuarially determined accumulated benefit obligations totaled $63.0 million and the fair value of plan assets and estimated minimum future exit contributions by Borden totaled $63.3 million.

During 1998, certain employees received increased pension benefits under an early retirement program offered by the Company. As a result, a charge of $812 was recognized in 1998.

In conjunction with the Imperial Acquisition, described in Note 2, the Company assumed responsibility for a defined benefit pension plan for domestic salaried employees.

         The Company also provides certain health care and life insurance benefits upon retirement for substantially all salaried employees through an unfunded defined benefit plan. The extent of benefits provided is dependent upon the retiree's years of service, age and retirement date. In connection with the transactions described in Note 2, one of the retiree life and health plans was terminated. The Company also assumed the Imperial Wallcovering Retiree Life and Health Plan and immediately amended it to include the employees and retirees previously covered by the Borden Retiree Life and Health Plan.

         For measurement purposes, a 7.67% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999, trending gradually down to 4.75% by the year 2004. If the medical trend assumption was increased by one percentage point, the liabilities of the plan would increase by $37 and the expense for 1998 would increase by $2.

         Weighted average assumptions used in the plans' actuarial valuations for the following fiscal year ends were:

                                                             PENSION BENEFITS                          OTHER BENEFITS

                                                 1998             1997              1996          1998       1997      1996

         Discount rate                           6.48%            7.79%            8.33%          6.75%     7.25%     7.50%
         Expected return on plan assets          7.08%            8.79%            9.34%           N/A       N/A       N/A
         Salary increase rate                    2.78%            4.18%            4.74%           N/A       N/A       N/A

         Net periodic pension cost consists of the following:

                                                               PENSION BENEFITS                      OTHER BENEFITS

                                                        1998         1997         1996         1998        1997       1996

         Service cost                                $   3,502      $  2,752    $  1,788      $    97     $    5     $     5
         Interest cost                                   7,711         6,042       5,282          440         37          35
         Expected return on plan assets                 (7,944)       (6,708)     (5,810)
         Amortization of transition obligation             (60)         (153)       (452)
         (asset)
         Recognized net actuarial loss (gain)            1,366           766         989           (6)        (7)         (8)
         Amortization of prior service cost                131           124          87
         Special termination benefits                      812
         Settlement loss (gain)                            (14)
         Curtailment loss (gain)                                                                 (169)
                                                     ---------      --------    --------      -------     ------     -------
         Net periodic pension cost                   $   5,504      $  2,823    $  1,884      $   362     $   35     $    32
                                                     =========      ========    ========      =======     ======     =======

The funded status of the plans and the amounts recognized in the consolidated balance sheets at December 26, 1998 and December 27, 1997 are as follows:

                                                                     PENSION BENEFITS                  OTHER BENEFITS
                                                               ----------------------------       ------------------------
                                                                   1998             1997            1998            1997
           CHANGE IN BENEFIT OBLIGATION:
           Benefit obligation at beginning of year             $    86,857       $   74,860       $     613      $     523
           Service cost                                              3,502            2,752              97              5
           Interest cost                                             7,711            6,041             444             38
           Plan participants' contributions                          1,503            1,400
           Amendments                                                                   418
           Currency gain (loss)                                      5,030           (3,446)
           Actuarial (gain) loss                                    10,459            8,942             440             61
           Business Combinations                                    58,887                            7,362
           Special termination benefits                                812
           Benefits paid                                            (4,274)          (4,110)           (514)           (14)
                                                               -----------       ----------       ---------      ---------
           Benefit obligation at end of year                   $   170,487       $   86,857       $   8,442      $     613
                                                               ============      ===========      ==========     =========

           CHANGE IN PLAN ASSETS:
           Fair value of plan assets at beginning of year      $    89,390       $   76,854
           Actual return on plan assets                              4,200           15,285
           Business Combinations                                    60,034
           Employer contributions                                    3,970            3,553       $     514      $      13
           Plan participants' contributions                          1,503            1,400
           Benefits paid                                            (4,274)          (4,110)           (514)           (13)
           Currency gain (loss)                                      5,044           (3,592)
                                                               -----------       ----------       ---------      ---------
           Fair value of plan assets at end of year            $   159,867       $   89,390       $    -         $     -
                                                               ============      ===========      =========      =========

           FUNDED STATUS:
           Benefit obligation (in excess of) less than
           fair value of assets                                $   (10,620)      $    2,533       $  (8,442)     $    (613)
           Unrecognized transition obligation                       22,759           10,782
           Unrecognized net actuarial (gain) loss                    2,964            1,604             684             64
           Unrecognized prior service cost                             518              789
           Fourth quarter contribution                               1,330              866
                                                               ------------      -----------      ---------      ---------
           Net amount recognized                               $    16,951       $   16,574       $  (7,758)     $    (549)
                                                               ============      ===========      =========      =========

           AMOUNTS RECOGNIZED IN THE BALANCE SHEETS
           CONSIST OF:
           Prepaid benefit cost                                $    16,313       $   15,479
           Accrued benefit liability                                (1,180)            (906)      $  (7,758)     $    (549)
           Intangible asset                                            519              702
           Accumulated other comprehensive income                    1,299            1,299
                                                               ------------      -----------      ---------      ---------
           Net amount recognized                               $    16,951       $   16,574       $  (7,758)     $    (549)
                                                               ============      ===========      =========      =========

The projected benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligation in excess of plan assets were $14,857 and $12,736 as of December 26, 1998, respectively, and $13,511 and $12,341 as of December 27, 1997, respectively.

In 1998, the Company created a 401(k) savings plan in the U.S. covering substantially all full time salaried and nonunion hourly employees and certain union employees. The plan provides for matching contributions, as defined, which are funded monthly. Expense under the terms of this plan amounted to $864 in 1998.

9.       FINANCIAL INSTRUMENTS

INTEREST RATE SWAPS

The Company's current Senior Credit Facilities provide $425.0 million in floating-rate or variable-rate borrowing availability. At December 26, 1998, the Company had $378.2 million outstanding under this facility. In order to reduce variable interest rate exposure on borrowings under this facility, in June 1998, the Company entered into two interest rate swaps and an interest rate cap agreement. One of the interest rate swaps fixes the interest rate at 5.71% on a notional amount of $50.0 million until June 5, 2002. This interest rate swap has included within the agreement a capped interest rate of 8.0% on the same notional amount of $50.0 million until June 5, 2002. The second interest rate swap fixes the interest rate at 5.63% on a notional amount of $50.0 million until June 17, 2002. The fair value of the interest rate swaps and interest rate cap agreements represent the estimated assets or liabilities due to interest rate fluctuations. At December 26, 1998, the fair value of these instruments was approximately $2.1 million. For floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming all other factors are held constant. Interest is paid on a quarterly basis.

Overall, the nature and amount of the Company's short-term and long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors.

FOREIGN EXCHANGE FORWARD CONTRACTS

The Company enters into foreign exchange forward contracts primarily to hedge the currency fluctuations associated with transactions (both reported and anticipated cash flows) denominated in foreign currencies. These contracts are intended to limit the Company's risk that potentially could result from adverse fluctuations in exchange rates. The terms of these contracts are generally less than one year. The fair values of financial instruments are estimated based on quotes from brokers or current rates offered for instruments with similar characteristics.

In 1996 and 1997, Borden entered into foreign exchange contracts on behalf of IHDG. In 1998, the Company entered into its own foreign exchange contracts. The notional amounts outstanding for forward contracts related to the Company as of December 26, 1998, December 27, 1997 and December 28, 1996 were $10,355, $12,293 and $26,852, respectively. At December 26, 1998 these U.S. dollar equivalent forward contracts are for various currencies, the largest of which were contracts denominated in Canadian dollars. Fair value of the contracts approximated the carrying value.

Where practical, the Company's various business units purchase goods and/or services in their respective local currencies. This results in natural hedges of foreign exchange risk.

10.      OTHER RELATED PARTY TRANSACTIONS

In connection with the Recapitalization and Imperial Acquisition, Blackstone received a $4.0 million fee and the Company reimbursed Blackstone for all out-of-pocket expenses incurred in connection with the Recapitalization and Imperial Acquisition. In addition, pursuant to a monitoring agreement (the "Monitoring Agreement") entered into between Blackstone and the Company, Blackstone will receive an annual $1.5 million monitoring fee and will be reimbursed for certain out-of-pocket expenses. The Company recognized expense of $1.2 million related to this Monitoring Agreement for 1998.

During 1998, the Company recorded expenses of $0.3 million relating to services, primarily for trucking and administrative services, provided by C&A. In addition, the Company had a receivable balance due from C&A in the amount of $0.1 million for Canadian capital taxes.

Pursuant to the Recapitalization Agreement, Borden entered into a transition services agreement with the Company as of the date of the Closing. Under this agreement, Borden will provide certain administrative services to the Company for one year at rates Borden previously billed BDPH for such services. The Company also contracted for certain services and licenses from a subsidiary of Borden with respect to certain information technology services.

Prior to the Recapitalization, the Company engaged in various transactions with Borden and its affiliates in the ordinary course of business as described in the following paragraphs. Certain administrative expenses incurred by Borden were allocated to the Company generally based on a pro rata share of Borden's total sales. Management believes the allocation methods utilized were reasonable. Amounts due to Borden resulting from these allocations, as well as sales and purchases of products and materials to or from other operations, were included in the owner's investment account at December 27, 1997 and December 28, 1996.

In addition, a subsidiary of Borden provided certain administrative services to the Company at negotiated fees. These services included: processing of payroll and active and retiree group insurance claims, administration of workers' compensation claims, and securing insurance coverage for catastrophic claims. The Company reimbursed the Borden subsidiary for payments for general disbursements, general and group insurance and post employment benefit claims. The amounts due to the Borden subsidiary were included in the owner's investment account at December 27, 1997 and December 28, 1996. The Company was generally self-insured for general insurance claims for which liabilities of $1,252 were allocated by Borden to the Company and are in the balance sheet at December 27, 1997. Remaining liabilities of $704 are included in the balance sheet at December 26, 1998.

The following table summarizes the charges for these services.

                                                                   1998                  1997                1996

           Group and general insurance....................... $          39           $      1,665        $      2,184
           Corporate information services....................           982                    791                 808
           Executive compensation, corporate staff
             department services, and division overhead......
                                                                        129                  1,592               1,362

Cash generated and required by the Company's domestic operations were recorded in the owner's investment account. There was no interest income or expense allocated to the Company with respect to its net domestic intercompany balances.

Cash balances in international businesses which were not repatriated to the U.S. could be loaned to other Borden affiliates at a variable rate for generally a 30-day period. There were no affiliated borrowings at December 27, 1997.

In July 1996, the Company entered into a loan agreement allowing them to borrow funds from Borden under a revolving loan facility. The revolving loan facility, which terminated on December 27, 1997, provided for borrowings up to $5.0 million at a variable interest rate of prime plus 0.50% on overnight borrowings and LIBOR plus 1.50% on 30-day borrowings. At December 27, 1997, the Company had no balance outstanding on the revolving loan facility. Commitment fees were paid quarterly at 0.375% of the available balance.

In 1997, the Company had a financing agreement with Borden to invest excess cash at an interest rate equal to the Federal funds rate plus 0.25%. At December 27, 1997, IHDG had $5.1 million invested with Borden that is included in the owner's investment account.

The Company purchases polyvinyl chloride ("PVC") resins from Borden Chemical and Plastics L.P. ("BC") under purchase and processing agreements between Borden and BC which expire in November 2002. The purchase agreements require BC to supply to the Company up to 100% of the quantities of PVC resins it requires to use in its Haverhill, Massachusetts plant. Vernon Plastics is not obligated to purchase PVC resins under the agreement. The price for PVC resins is determined by BC. During 1998, 1997, and 1996, the Company purchased $2,648, $6,330 and $6,534 of
PVC from BC, respectively.

IHDG operating activity with other Borden affiliates was as follows:

                                                                  1998          1997          1996

Sales.........................................................  $    101       $   377       $  2,296
Purchases.....................................................  $  1,156       $ 3,812       $  6,565

A Borden affiliate from which the Company purchases goods for resale guarantees a minimum price on the sale of these goods. Rebates under this agreement amounted to $122, $404, and $844 during 1998, 1997, and 1996, respectively. On April 27, 1998, the affiliate company was divested by Borden.

11.      INCOME TAXES

         Income tax expense (benefit) is comprised of the following:

                                                               1998              1997             1996
Current:
  Federal...................................................   $       (946)      $    2,922        $    2,967
  State and local...........................................           (139)             548               702
  Foreign...................................................            793            9,088             7,258
                                                                 ----------       ----------        ----------
     Total current..........................................           (292)          12,558            10,927
                                                                 ----------       ----------        ----------
Deferred:
  Federal...................................................            946              (40)           (2,420)
  State and local...........................................            139               (7)             (453)
  Foreign...................................................         (4,893)           (1,127)            2,547
                                                                 ----------       -----------       ----------
     Total deferred.........................................         (3,808)           (1,174)             (326)
                                                                 ----------       -----------       -----------
Total income taxes..........................................        ($4,100)       $   11,384        $   10,601
                                                                 ==========        ==========        ==========

The following table reconciles the maximum statutory U.S. Federal income tax rate multiplied by IHDG's income (loss) before taxes to the recorded income tax expense (benefit):

                                                               1998              1997             1996

U.S. Federal income tax at 35%..............................   $  (21,372)       $   11,820        $   10,975
State income tax expense, net of Federal benefit............            -               319               162
Foreign rate differentials..................................         (847)             (888)             (704)
Goodwill amortization and other nondeductible expenses......          712               133               168
Valuation allowance.........................................       17,407                 -                 -
                                                               ----------        ----------        ----------
Provision for income taxes..................................   $   (4,100)       $   11,384        $   10,601
                                                               ==========        ==========        ==========

Prior to the Imperial Acquisition, income tax expense for domestic and foreign operations that filed a combined return with other Borden affiliates was calculated utilizing statutory rates multiplied by pretax income as adjusted for known book tax differences.

Domestic and foreign components of income (loss) before income taxes are as follows:

                                                               1998              1997             1996

Domestic....................................................   $  (42,243)        $    7,673        $    1,332
Foreign.....................................................      (19,798)            26,099            30,025
                                                               ----------         ----------        ----------
                                                               $  (62,041)        $   33,772        $   31,357
                                                               ==========         ==========        ==========

         The tax effects of the significant temporary differences which comprise the Company's deferred tax assets and liabilities are as follows:

                                                                                             DECEMBER 26,     DECEMBER 27,
                                                                                                1998             1997
           Assets:
             Accrued and other expenses........................................              $  11,688         $   1,164
             Pension, post retirement and post employment benefit
                obligations....................................................                  2,828             1,211
             Reserves and allowances...........................................                  7,710             2,198
             Net operating loss carryforwards..................................                  8,304                 -
             Other.............................................................                    227             1,965
             Valuation allowance...............................................                (24,092)                -
                                                                                             ---------         ---------
                Total deferred tax assets......................................                  6,665             6,538
                                                                                             ---------         ---------
           Liabilities:
             Property, equipment and intangibles...............................                 10,720             7,554
             Pension and health contributions..................................                    330               940
             Accrued and other expenses........................................                  6,206             6,254
                                                                                             ---------         ---------
                Total deferred tax liabilities.................................                 17,256            14,748
                                                                                             ---------         ---------
           Net deferred tax liabilities........................................              $  10,591         $   8,210
                                                                                             =========         =========

         Prior to the Imperial Acquisition, deferred income tax assets and liabilities for domestic and Canadian operations were included in the owner's investment account. The Company provided a valuation allowance of $24.1 million in 1998 against domestic and foreign deferred tax assets. The allowance is based on management's assessment that the net deferred tax assets will not be realized through future taxable earnings.

         A deferred tax asset of $761 was recorded in 1997 relating to the minimum pension liability.

         At December 26, 1998, the Company has net operating loss carryforwards for federal income tax purposes of $14.2 million, which are available to offset future federal taxable income through fiscal 2018. The Company also has net operating loss carryforwards for foreign income tax purposes of $8.8 million which are available to offset future taxable income through fiscal 2005. In addition, current year operating losses of $1.5 million will be carried back against prior year taxable income.

         IHDG did not record income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. The determination of the tax effect to such earnings is not practicable.

12.      LEASE OBLIGATIONS

         IHDG currently leases warehouse space, production facilities and vehicles under long-term or month-to-month arrangements. Rental expense amounted to $8,322, $4,297, and $4,585 during 1998, 1997, and 1996, respectively. Rental expense includes $378 and $454 during 1997 and 1996, respectively, relating to leases entered into by Borden on behalf of IHDG. Minimum annual rentals under operating leases at December 26, 1998 are as follows:

                                                                                                 MINIMUM RENTALS ON
                                                                                                  OPERATING LEASES
           1999.................................................................................    $       7,105
           2000.................................................................................            3,986
           2001.................................................................................            2,234
           2002.................................................................................            1,811
           2003.................................................................................            1,715
           2004 and thereafter..................................................................            2,833

13.      OTHER BALANCE SHEET INFORMATION

         Other balance sheet information consists of the following:

                                                                                   DECEMBER 26, 1998    DECEMBER 27, 1997

           Inventories:
             Finished and in-process goods, net................................       $    86,607         $    52,012
             Raw materials and supplies, net...................................            16,970               7,467
                                                                                      -----------         -----------
                Total .........................................................       $   103,577         $    59,479
                                                                                      ===========         ===========
           Other current assets:
             Sample books......................................................       $     9,582         $     6,029
             Design and engraving costs........................................            11,042               7,272
             Deferred income taxes.............................................             1,627
             Other.............................................................             5,531               7,081
                                                                                      -----------         -----------
                Total..........................................................       $    27,782         $    20,382
                                                                                      ===========         ===========
           Other non-current assets:
             Prepaid pension assets............................................       $    16,313         $    15,479
             Deferred debt issuance cost, net..................................            17,102
             Sample books......................................................             5,653               1,454
             Design and engraving costs........................................             6,514               5,583
             Other.............................................................               135                 694
                                                                                      -----------         -----------
                Total..........................................................       $    45,717         $    23,210
                                                                                      ===========         ===========
           Other current liabilities:
             Customer allowances and credits...................................       $    18,363         $     9,484
             Wages and payroll taxes...........................................            10,160               8,524
             Accrued restructuring and other integration costs.................             7,674
             Interest payable..................................................             7,556
             Deferred income taxes.............................................             4,724
             Other.............................................................            17,139               4,462
                                                                                      -----------         -----------
                Total..........................................................       $    65,616         $    22,470
                                                                                      ===========         ===========
           Other long-term liabilities:
             Non-pension post employment benefit obligation....................       $     7,758         $       549
             Accrued restructuring and other integration costs.................             1,858
             Other.............................................................               840               1,251
                                                                                      -----------         -----------
                Total..........................................................       $    10,456         $     1,800
                                                                                      ===========         ===========

14.      CONTINGENCIES AND COMMITMENTS

         The Company is subject to federal, state and local laws and regulations concerning the environment, and it has received notices that it is a potentially responsible party ("PRP") in administrative proceedings at two sites. It is difficult to estimate the total cost of remediation due to the complexity of the environmental laws and regulations, the uncertainty regarding the extent of the environmental risks and the Company's responsibility, and the selection of alternative compliance approaches. A liability is recorded when it is possible to reasonably estimate the Company's liability with respect to environmental matters. The Company has an accrual of $1.5 million for potential exposure as of December 26, 1998, including $0.9 million for the Solvents Recovery Service of New England superfund site in Southington, Connecticut and other superfund sites, $0.3 million for the Ashaway facility and $0.3 million for the Haverhill facility. The amount for the Ashaway facility pertains to a release from an underground storage tank that had been removed which was discovered in December of 1998. The Haverhill facility amount relates to the Company's investigation and remediation of releases of phthalate compounds from above-ground storage tanks into soil and groundwater beneath the facility. In the opinion of the Company's management, based on the facts presently known to it, the ultimate outcome of environmental matters will not have, individually or in the aggregate, a material effect on the Company's consolidated financial position, results of operations or cash flows.

         Additionally, the Company is party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Company with respect to litigation cannot be estimated with certainty, but Management believes, based on its examination of such matters, experience to date and discussions with counsel, that such liability will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

         The Company has a fiscal 1999 capital expenditures budget of approximately $24.0 million.

15.      OPERATING SEGMENTS AND GEOGRAPHIC REPORTING

         The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement establishes standards for reporting information about operating segments and related disclosure about products, geographic areas, and major customers. IHDG has two primary operating segments: wallcovering products and flexible vinyl films and sheeting products. The wallcovering product segment includes residential and commercial wallcoverings and heat transfer paper. This segment operates worldwide but primarily in the United States, Canada, the United Kingdom, and other parts of Western and Eastern Europe. The flexible vinyl films and sheeting product segment includes calendered, flexible PVC sheeting, printed sheeting and laminated products. This segment operates in the United States and Canada.

         The Company's accounting policies for its operating segments are the same as those described in Note 1. The Company's primary focus in evaluating segment performance is on operating income. Identifiable assets are those directly used or generated by each segment.

         The following represents segment data relating to IHDG's operations:

                          OPERATING SEGMENT INFORMATION

                                                                              1998              1997             1996

           Net Sales:
                Wallcovering products..................................   $   367,374       $   323,225       $   313,308
                Vinyl films and sheetings..............................        49,294            49,315            49,381
                                                                          -----------       -----------       -----------
                                                                          $   416,668       $   372,540       $   362,689
                                                                          ===========       ===========       ===========
           Operating Income (Loss):
                Wallcovering products..................................   $   (32,232)      $    29,138       $    25,936
                Vinyl films and sheetings..............................         2,841             4,331             5,203
                                                                          -----------       -----------       -----------
                                                                          $   (29,391)      $    33,469       $    31,139
                                                                          ===========       ===========       ===========
           Depreciation and Amortization:
                Wallcovering products..................................   $    14,753       $     9,072       $     5,649
                Vinyl films and sheetings..............................         1,137             1,005               940
                                                                          -----------       -----------       -----------
                                                                          $    15,890       $    10,077       $     6,589
                                                                          ===========       ===========       ===========
           Identifiable Assets at Year End:
                Wallcovering products..................................   $   374,634       $   213,801       $   218,608
                Vinyl films and sheetings..............................        26,106            25,833            22,202
                                                                          -----------       -----------       -----------
                                                                          $   400,740       $   239,634       $   240,810
                                                                          ===========       ===========       ===========
           Capital Expenditures:
                Wallcovering products..................................   $    27,700       $    17,163       $    19,509
                Vinyl films and sheetings..............................         1,377             3,670             1,669
                                                                          -----------       -----------       -----------
                                                                          $    29,077       $    20,833       $    21,178
                                                                          ===========       ===========       ===========

                            GEOGRAPHICAL INFORMATION

                                                                              1998              1997             1996
           Sales:
                United States........................................     $   225,957       $   186,434       $   151,602
                U.K./Europe..........................................         172,110           211,900           205,188
                Canada...............................................         112,338            40,523            71,700
                                                                          -----------       -----------       -----------
                                                                              510,405           438,857           428,490
                Inter-area(1)........................................         (93,737)          (66,317)          (65,801)
                                                                          -----------       ------------      ------------
                    Net Sales........................................     $   416,668       $   372,540       $   362,689
                                                                          ===========       ===========       ===========

           Long-Lived Assets at Year End:
                United States........................................     $    45,266       $    12,020
                U.K./Europe..........................................          60,708            54,749
                Canada...............................................          19,957            10,839
                                                                          -----------       -----------
                                                                          $   125,931       $    77,608
                                                                          ===========       ===========

         (1) Sales between geographic regions includes $12,570 and $57,034 of sales from U.K./Europe and Canada to the United States and $12,071 and $9,868 of sales from the United States and U.K./Europe to Canada and $1,837 and $357 of sales from the United States and Canada to U.K./Europe in 1998; $16,799 and $41,484 of sales from U.K./Europe and Canada to the United States and $2,130 and $5,904 of sales from the United States and U.K./Europe to Canada in 1997; $17,238 and $41,436 of sales from U.K./Europe and Canada to the United States and $3,736 and $3,391 of sales from the United States and U.K./Europe to Canada in 1996. The sales are recorded at prices which, depending on channel or distribution, are either based on market prices or are at cost plus a standard markup.


16.      SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

         The Company's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Guarantees") by the Company's domestic subsidiaries (The Imperial Home Decor Group (US) LLC, Vernon Plastics Inc. and WDP Investments, Inc.) and Imperial Home Decor Group Holdings I Limited, a U.K. Company, (collectively the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct wholly owned subsidiary of the Company. The obligations of each Guarantor Subsidiary under its Guarantee are subordinated to such subsidiary's obligations under the Senior Credit Facilities.

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

THE IMPERIAL HOME DECOR GROUP INC.
FORMERLY KNOWN AS
BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                      PARENT      GUARANTOR     NON-GUARANTOR    ELIMINATION
                                                      COMPANY    SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED

YEAR ENDED DECEMBER 26, 1998
Net sales..........................................               $ 225,957        $   284,448     $ (93,737)    $ 416,668
Cost of goods sold.................................                 166,642            217,089       (92,757)      290,974
                                                                  ---------        -----------     ---------     ---------
Gross margin.......................................                  59,315             67,359          (980)      125,694
Operating expenses:
   Distribution....................................                   5,706             17,170                      22,876
   Marketing.......................................                  42,070             36,068                      78,138
   General and administrative......................                   9,307             23,624                      32,931
   Restructuring  charges  and  other  integration                   12,123              9,017                      21,140
   costs...........................................
                                                                  ---------        -----------     ---------     ---------
Operating (loss)...................................                  (9,891)           (18,520)         (980)      (29,391)
Merger costs.......................................  $   4,000                                                       4,000
Interest expense, net..............................     23,525        3,848              1,277                      28,650
Equity income (loss)...............................    (29,436)                                       29,436
                                                     ---------    ---------        -----------     ---------     ---------
Income (loss) before income taxes..................    (56,961)     (13,739)           (19,797)       28,456       (62,041)
Income taxes.......................................                                     (4,100)                     (4,100)
                                                     ---------    ---------        -----------     ---------     ---------
Net income (loss)..................................  $ (56,961)   $ (13,739)       $   (15,697)    $  28,456     $ (57,941)
                                                     =========    =========        ===========     =========     =========

YEAR ENDED DECEMBER 27, 1997
Net sales..........................................               $ 146,077        $   291,589     $ (65,126)    $ 372,540
Cost of goods sold.................................                 104,505            198,792       (65,126)      238,171
                                                                  ---------        -----------     ---------     ---------
Gross margin.......................................                  41,572             92,797                     134,369
Operating expenses:
   Distribution....................................                   5,496             16,767                      22,263
   Marketing.......................................                  24,953             33,402                      58,355
   General and administrative......................                   4,917             15,365                      20,282
                                                                  ---------        -----------     ---------     ---------
Operating income...................................                   6,206             27,263                      33,469
Interest (income) expense, net.....................                  (2,627)             2,324                        (303)
Equity income......................................  $  22,388                                       (22,388)
                                                     ---------    ---------        -----------     ---------     ---------
Income before income taxes.........................     22,388        8,833             24,939       (22,388)       33,772
Income taxes.......................................                   3,069              8,315                      11,384
                                                     ---------    ---------        -----------     ---------     ---------
Net income.........................................  $  22,388    $   5,764        $    16,624     $ (22,388)    $  22,388
                                                     =========    =========        ===========     =========     =========

YEAR ENDED DECEMBER 28, 1996
Net sales..........................................               $ 151,607        $   273,492     $ (62,410)    $ 362,689
Cost of goods sold.................................                 114,419            186,833       (62,410)      238,842
                                                                  ---------        -----------     ---------     ---------
Gross margin.......................................                  37,188             86,659                     123,847
Operating expenses:
   Distribution....................................                   7,776             13,341                      21,117
   Marketing.......................................                  25,882             28,173                      54,055
   General and administrative......................                   2,091             15,445                      17,536
                                                                  ---------        -----------     ---------     ---------
Operating income...................................                   1,439             29,700                      31,139
Interest (income) expense, net.....................                    (218)                                          (218)
Equity income......................................  $  20,756                                       (20,756)
                                                     ---------   ----------        -----------     ---------     ---------
Income before income taxes.........................     20,756        1,657             29,700       (20,756)       31,357
Income taxes.......................................                     796              9,805                      10,601
                                                     ---------    ---------        -----------     ---------     ---------
Net income (loss)..................................  $  20,756    $     861        $    19,895     $ (20,756)    $  20,756
                                                     =========    =========        ===========     =========     =========

THE IMPERIAL HOME DECOR GROUP INC.
FORMERLY KNOWN AS
BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
YEAR ENDED DECEMBER 26, 1998
(IN THOUSANDS)

--------------------------------------------------------------------------------

                                                      PARENT      GUARANTOR      NON-GUARANTOR    ELIMINATION
                                                      COMPANY    SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS  CONSOLIDATED
ASSETS
Current Assets:
   Cash and equivalents............................                $    774        $       464                  $   1,238
   Accounts receivable.............................                  50,641             45,854                     96,495
   Inventories.....................................                  58,821             46,855     $  (2,099)     103,577
   Other current assets............................                  14,296             13,486                     27,782
                                                                   --------        -----------     ---------    ---------
     Total current assets..........................                 124,532            106,659        (2,099)     229,092
Property and equipment, net........................                  41,255             71,297        (1,327)     111,225
Assets held for resale.............................                   4,190                                         4,190
Goodwill...........................................                   1,148              9,368                     10,516
Other non-current assets...........................  $  17,102        6,667             21,948                     45,717
Investment in subsidiaries.........................     93,508                                       (93,508)           -
                                                     ---------     --------        -----------     ---------    ---------
TOTAL..............................................  $ 110,610     $177,792        $   209,272     $ (96,934)   $ 400,740
                                                     =========     ========        ===========     =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIENCY)
Current Liabilities:
   Notes payable under revolving credit facilities.  $  20,000                     $    10,170                  $  30,170
   Current portion on long-term debt...............      1,250                                                      1,250
   Accounts payable................................         11     $ 17,822             35,070                     52,903
   Income tax payable..............................                     359                                           359
   Other current liabilities.......................      7,409       23,788             34,201     $     218       65,616
   Intercompany payable/(receivable)...............    (38,897)      43,605             (4,643)          (65)           -
                                                     ---------     --------        -----------     ---------    ---------
     Total current liabilities.....................    (10,227)      85,574             74,798           153      150,298
Long-term debt.....................................    348,750                                                    348,750
Deferred income taxes..............................                                      7,494                      7,494
Other long-term liabilities........................                   9,943                486            27       10,456
Shareholders' equity (deficiency)..................   (227,913)      82,275            126,494       (97,114)    (116,258)
                                                     ---------     --------        -----------     ---------    ---------
TOTAL..............................................  $ 110,610     $177,792        $   209,272     $ (96,934)   $ 400,740
                                                     =========     ========        ===========     =========    =========

THE IMPERIAL HOME DECOR GROUP INC.
FORMERLY KNOWN AS
BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
YEAR ENDED DECEMBER 27, 1997
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                        PARENT     GUARANTOR     NON-GUARANTOR    ELIMINATION
                                                       COMPANY    SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS  CONSOLIDATED
ASSETS
Current assets:
   Cash and equivalents............................                $     229       $     3,566                  $    3,795
   Accounts receivable.............................                   18,086            37,074                      55,160
   Inventories.....................................                   19,656            39,823                      59,479
   Other current assets............................                    3,793            16,589                      20,382
                                                                   ---------       -----------                  ----------
     Total current assets..........................                   41,764            97,052                     138,816
Property and equipment, net........................                   10,668            56,072                      66,740
Goodwill...........................................                    1,352             9,516                      10,868
Other non-current assets...........................                    1,214            21,996                      23,210
Investment in subsidiary...........................    $ 43,144                                    $ (43,144)            -
                                                       --------    ---------       -----------     ----------   ----------
TOTAL..............................................    $ 43,144    $  54,998       $   184,636     $ (43,144)   $  239,634
                                                       ========    =========       ===========     ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable under revolving credit facilities..                                $     1,529                  $    1,529
   Accounts payable................................                $  15,595            15,715                      31,310
   Accrued liabilities.............................                   (1,417)           23,887                      22,470
   Income tax payable..............................                                      6,249                       6,249
                                                                   ---------       -----------                  ----------
     Total current liabilities.....................                   14,178            47,380                      61,558
Deferred income taxes..............................                                      9,546                       9,546
Other long-term liabilities........................                    1,491               309                       1,800
Shareholders' equity...............................    $ 43,144       39,329           127,401     $ (43,144)      166,730
                                                       --------    ---------       -----------     ----------   ----------
TOTAL..............................................    $ 43,144    $  54,998       $   184,636     $ (43,144)   $  239,634
                                                       ========    =========       ===========     ==========   ==========

THE IMPERIAL HOME DECOR GROUP INC.
FORMERLY KNOWN AS
BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
FOR YEAR ENDED DECEMBER 26, 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                           PARENT      GUARANTOR    NON-GUARANTOR   ELIMINATION
                                                           COMPANY    SUBSIDIARIES  SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED

Cash flows from operating activities:...................
   Net income (loss)....................................   $(56,961)    $(13,739)     $  (15,697)     $  28,456    $  (57,941)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities, net of
     acquisition:
     Equity income......................................     29,436                                     (29,436)            -
     Depreciation and amortization......................                   5,281          10,716           (107)       15,890
     Amortization of deferred financing costs...........     2,118                                                      2,118
     Change in deferred and accrued income taxes........                     285         (10,682)                     (10,397)
   Change in operating assets and liabilities, net of
     acquisition:
     Accounts receivable................................                  (1,252)          1,314                           62
     Inventories........................................                   1,457          11,293          2,099        14,849
     Other assets.......................................                 (13,262)          3,431              2        (9,829)
     Accounts payable...................................   (38,886)       32,987          11,006            (60)        5,047
     Other liabilities..................................    12,992         2,505          (7,740)          (954)        6,803
                                                           -------      --------      ----------      ---------    ----------
     Net cash provided by (used in) operating activities   (51,301)       14,262           3,641              -       (33,398)
                                                           -------      --------      ----------      ---------    ----------

Cash flows from investing activities:
   Capital expenditures.................................                 (13,717)        (15,360)                     (29,077)
   Acquisition of Imperial Wallcoverings, Inc.,
     including direct costs.............................   (73,800)                                                   (73,800)
                                                           -------      --------      ----------      ---------    ----------
     Net cash used in investing activities..............   (73,800)      (13,717)        (15,360)             -      (102,877)
                                                           -------      --------      ----------      ---------    ----------

Cash flows from financing activities:
   Net borrowings under revolving credit facility.......    20,000                         8,617                       28,617
   Borrowings under long-term debt arrangements.........   350,000                                                    350,000
   Debt issuance fees...................................   (19,220)                                                   (19,220)
   Equity contribution and issuance of common stock.....    84,553                                                     84,553
   Borden recapitalization cash distribution............   (314,432)                                                 (314,432)
   Dividends paid.......................................    (2,635)                                                    (2,635)
   Changes in owner's investment........................     6,835                                                      6,835
                                                           -------      --------      ----------      ---------    ----------
     Net cash provided by (used in) financing
   activities...........................................   125,101                         8,617                      133,718
                                                           -------      --------      ----------      ---------    ----------
Increase (decrease) in cash and equivalents.............       -             545          (3,102)                      (2,557)
Cash and equivalents at beginning of year...............       -             229           3,566                        3,795
                                                           -------      --------      ----------      ---------    ----------
Cash and equivalents at end of year.....................   $     -      $    774      $      464      $       -    $    1,238
                                                           =======      ========      ==========      =========    ==========

THE IMPERIAL HOME DECOR GROUP INC.
FORMERLY KNOWN AS
BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1997
(IN THOUSANDS)

--------------------------------------------------------------------------------

                                                       PARENT     GUARANTOR      NON-GUARANTOR    ELIMINATION
                                                       COMPANY   SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS  CONSOLIDATED
Cash flows from operating activities:
   Net income (loss)...............................    $22,388     $  5,764        $  16,624         $(22,388)   $ 22,388
   Adjustments to reconcile net income (loss)to net
     cash provided by operating activities:
     Equity income.................................    (22,388)                                       22,388
     Depreciation and amortization.................                   1,602            8,475                       10,077
     Change in deferred foreign income taxes.......                    (146)            (786)                        (932)
   Change in operating assets and liabilities:
     Accounts receivable...........................                   1,465            4,037                        5,502
     Inventories...................................                   4,188           (1,324)                       2,864
     Other assets..................................                    (449)           1,042                          593
     Accounts payable..............................                     124          (12,525)                     (12,401)
     Other liabilities.............................                  (4,427)           2,380                       (2,047)
                                                       -------     ---------       ---------         -------     ---------
     Net cash provided by operating activities.....         -         8,121           17,923              -        26,044
                                                       -------     --------        ---------         -------     --------
Cash flows from investing activities:
     Capital expenditures..........................                  (3,987)         (16,846)                     (20,833)
                                                       -------     --------        ---------         -------     --------
Cash flows from financing activities:
   Dividends paid..................................                 (20,238)                                      (20,238)
   Net borrowings under revolving credit facility..                                    1,529                        1,529
   Changes in owner's investment...................                  14,988           (4,463)                      10,525
                                                       -------     --------        ----------        -------     --------
     Net cash used in financing activities.........         -        (5,250)          (2,934)             -        (8,184)
                                                       -------     ---------       ----------        -------     ---------
Decrease in cash and equivalents...................                  (1,116)          (1,857)                      (2,973)
Cash and equivalents at beginning of year..........                   1,345            5,423                        6,768
                                                       -------     --------        ---------         -------     --------
Cash and equivalent at end of year.................    $    -      $    229        $   3,566              -      $  3,795
                                                       =======     ========        =========         =======     ========

THE IMPERIAL HOME DECOR GROUP INC.
FORMERLY KNOWN AS
BORDEN DECORATIVE PRODUCTS HOLDINGS, INC.

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 28, 1996
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                       PARENT     GUARANTOR      NON-GUARANTOR    ELIMINATION
                                                       COMPANY   SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS  CONSOLIDATED
Cash flows from operating activities:
   Net income (loss)...............................    $20,756     $     861       $    19,895     $ (20,756)    $  20,756
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Equity income.................................    (20,756)                                       20,756
     Depreciation and amortization.................                    1,420             5,169                       6,589
     Change in deferred foreign income taxes.......                      146             2,758                       2,904
   Change in operating assets and liabilities:
     Accounts receivable...........................                    5,623            (6,846)                     (1,223)
     Inventories...................................                    8,717            (1,016)                      7,701
     Other assets..................................                    8,566            (5,077)                      3,489
     Accounts payable..............................                     (167)            8,405                       8,238
     Other liabilities.............................                   (3,588)           (1,389)                     (4,977)
                                                       -------     ----------      ------------    ---------     ----------
     Net cash provided by operating activities.....        -          21,578            21,899          -           43,477
                                                       -------     ---------       -----------     ---------     ---------
Cash flows from investing activities:
     Capital expenditures..........................                   (2,016)          (19,162)                    (21,178)
                                                       -------     ---------       -----------     ---------     ---------
Cash flows from financing activities:
   Sale of common stock............................      1,440                                                       1,440
   Purchase of senior preferred stock..............     (1,440)                                                     (1,440)
   Dividends paid..................................                   (2,866)                                       (2,866)
   Changes in owner's investment...................                  (15,354)          (10,154)                    (25,508)
                                                       -------     ----------      ------------    ---------     ----------
     Net cash used in financing activities.........        -         (18,220)          (10,154)                    (28,374)
                                                       -------     ----------      ------------    ---------     ----------
Increase (decrease) in cash and equivalents........                    1,342            (7,417)                     (6,075)
Cash and equivalents at beginning of year..........                        3            12,840                      12,843
                                                       -------     ---------       -----------     ---------     ---------
Cash and equivalents at end of year................    $   -       $   1,345            $5,423          -        $   6,768
                                                       =======     =========       ===========     =========     =========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE IMPERIAL HOME DECOR GROUP INC.

                           By: /s/ James P. Toohey
                              --------------------------------------------------
                              James P. Toohey
                              President and Chief Executive Officer
Dated:  March 26, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1999.

                           THE IMPERIAL HOME DECOR GROUP INC.

                           By: /s/ James P. Toohey
                              --------------------------------------------------
                              James P. Toohey
                              President and Chief Executive Officer and Director (principal operating officer)

                           By: /s/ Scott R. Levin
                              --------------------------------------------------

                              Executive Vice President
                              Administration and Chief Financial Officer
                              (principal financial and accounting officer)

                           By:         *
                              --------------------------------------------------
                              David A. Stockman
                              Chairman of the Board

                           By:         *
                              --------------------------------------------------
                              David Blitzer
                              Director

                           By:         *
                              --------------------------------------------------
                              David I. Foley
                              Director


                            By:         *
                              -------------------------------------------
                              Richard Lappin
                              Director

                                                     By:         *
                                                        ------------------------
                                                           Deborah K. Roche
                                                           Director


                                                     By:         *
                                                        ------------------------
                                                           Michael Landau
                                                           Director

* The undersigned, by signing his name hereto, does sign and execute this Report on March 26, 1999 pursuant to the powers of attorney executed by the above-named directors and filed herewith:


                                                     By: /s/ Scott R. Levin
                                                        ------------------------
                                                           Attorney-in-fact