Form 10-Q
period 1999-03-27
IMPERIAL HOME DECOR GROUP INC
filed 1999-05-11
CIK 1060242

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 27, 1999

                                -----------------


                       THE IMPERIAL HOME DECOR GROUP INC.
                  23645 MERCANTILE ROAD, CLEVELAND, OHIO 44122
                                 (216) 464-3700

                                -----------------

        INCORPORATED IN DELAWARE          REGISTRATION NO.: 333-58913
                           I. R. S. NO.: 51-0370302


  SECURITIES SUBJECT TO THE REPORTING REQUIREMENTS OF SECTION 15(d) OF THE ACT:
                11% SENIOR SUBORDINATED NOTES DUE 2008, SERIES B

                                 ---------------

        Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Number of shares outstanding of common stock at May 7, 1999: 5,937,500 Common Shares



================================================================================



                                                        Part I
                                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                          THE IMPERIAL HOME DECOR GROUP INC.

                                         CONDENSED CONSOLIDATED BALANCE SHEET
                                                    (IN THOUSANDS)
                                                     (UNAUDITED)


                                                                                      MAR. 27,            DEC. 26,
                                                                                        1999                1998
                                                                                     ---------           ---------

                                     ASSETS
Current Assets:
     Cash and equivalents .......................................................    $   1,806           $   1,238
     Accounts receivable, less allowance for doubtful accounts
        of $4,268 and $3,950, respectively ......................................      105,796              96,495
     Inventories ................................................................      106,058             103,577
     Other current assets .......................................................        7,124               7,158

                                                                                     ---------           ---------
Total Current Assets ............................................................      220,784             208,468

Property, plant and equipment, net of accumulated depreciation of $63,716
      and $68,496, respectively .................................................      110,071             111,225
Assets held for resale ..........................................................        4,190               4,190
Goodwill ........................................................................       10,140              10,516
Other non-current assets ........................................................       65,553              66,341

                                                                                     ---------           ---------
Total ...........................................................................    $ 410,738           $ 400,740
                                                                                     =========           =========
               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
      Current portion of long-term debt .........................................    $   1,250           $   1,250
      Notes payable under revolving credit facilities ...........................       43,312              30,170
      Accounts payable ..........................................................       63,370              52,903
      Other current liabilities .................................................       64,577              65,975

                                                                                     ---------           ---------
Total Current Liabilities .......................................................      172,509             150,298

Long-term debt ..................................................................      348,750             348,750
Deferred income taxes ...........................................................        6,867               7,494
Other long-term liabilities .....................................................       10,632              10,456
Commitments and contingencies (Note 8)

                                                                                     ---------           ---------
Total Liabilities ...............................................................      538,758             516,998

                                                                                     ---------           ---------
Shareholders' Equity (Deficiency):
      Common stock ..............................................................           59                  59
      Paid in capital ...........................................................      (63,108)            (63,108)
      Retained earnings (deficit) ...............................................      (57,979)            (47,578)
      Accumulated other comprehensive loss ......................................       (6,992)             (5,631)

                                                                                     ---------           ---------
Total Shareholders' Equity (Deficiency) .........................................     (128,020)           (116,258)

                                                                                     ---------           ---------
Total ...........................................................................    $ 410,738           $ 400,740
                                                                                     =========           =========







                                          THE IMPERIAL HOME DECOR GROUP INC.

                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (IN THOUSANDS)
                                                     (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                 -----------------------------------
                                                                                   MAR. 27,               MAR. 28,
                                                                                    1999                    1998
                                                                                  ---------               ---------
Net sales .................................................................       $ 106,371               $  95,934
Cost of goods sold (including amortization of
  inventory step-up of $1,275  and an additional
  write-off of excess inventories of $4,559  for the
  three months ended March 28, 1998) ......................................          65,096                  67,353

                                                                                  ---------               ---------
Gross margin ..............................................................          41,275                  28,581

Operating expenses:
    Distribution ..........................................................           7,558                   6,091
    Marketing .............................................................          20,638                  16,488
    General and administrative ............................................           9,276                   8,960
    Restructuring charges and other integration costs .....................           5,383                   6,886

                                                                                  ---------               ---------
Operating loss ............................................................          (1,580)                 (9,844)
Merger costs ..............................................................                                   4,000
Interest expense, net (including amortization of
    deferred financing costs of $629 and $100 for
    the three months ended March 27, 1999 and
    March 28, 1998, respectively) .........................................           9,585                   1,347

                                                                                  ---------               ---------
Loss before income taxes ..................................................         (11,165)                (15,191)
Income tax benefit ........................................................            (763)                   (133)

                                                                                  ---------               ---------
Net loss ..................................................................       $ (10,402)              $ (15,058)
                                                                                  =========               =========




                                          THE IMPERIAL HOME DECOR GROUP INC.

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)
                                                     (UNAUDITED)


                                                                                        THREE MONTHS ENDED
                                                                                 --------------------------------
                                                                                     MAR. 27,          MAR. 28,
                                                                                      1999               1998
                                                                                 --------------------------------
Cash flows from operating activities:
        Net loss ..............................................................   $ (10,402)         $ (15,058)
        Adjustments to reconcile net loss to net cash
          used in operating activities:
                Depreciation and amortization .................................       3,799              2,614
                Amortization of deferred financing costs ......................         629                100
                Deferred foreign income taxes .................................        (977)               347
        Change in operating assets and liabilities, net of acquisition:
                Accounts receivable ...........................................      (9,785)           (21,503)
                Inventories, net ..............................................      (2,711)             6,961
                Accounts payable ..............................................      11,131              7,562
                Other assets ..................................................         143              6,272
                Other liabilities .............................................      (1,103)            11,308
                                                                                  ---------          ---------
                Cash used in operating activities .............................      (9,276)            (1,397)
                                                                                  ---------          ---------
Cash flows from investing activities:
        Capital expenditures ..................................................      (3,588)            (3,708)
        Acquisition of Imperial Wallcoverings, Inc., including
          direct costs ........................................................                        (73,800)
                                                                                  ---------          ---------
                Cash used in investing activities .............................      (3,588)           (77,508)
                                                                                  ---------          ---------
Cash flows from financing activities:
        Net borrowings under revolving credit facility ........................      13,077              5,071
        Borrowings under long-term debt arrangements ..........................                        323,000
        Debt issuance fees ....................................................                        (19,220)
        Equity contribution and issuance of common stock ......................                         84,553
        Borden recapitalization cash distribution .............................                       (314,432)
        Dividends paid ........................................................                         (2,635)
        Changes in owners' investment .........................................                          6,835
                                                                                  ---------          ---------
                Cash provided by financing activities .........................      13,077             83,172
                                                                                  ---------          ---------
Effect of exchange rate changes on cash .......................................         355

Increase  in cash and equivalents .............................................         568              4,267
Cash and equivalents at beginning of period ...................................       1,238              3,795
                                                                                  ---------          ---------
Cash and equivalents at end of period .........................................   $   1,806          $   8,062
                                                                                  =========          =========



                       THE IMPERIAL HOME DECOR GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


1.    BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of The Imperial Home Decor Group Inc., ("IHDG" or "the Company") formerly known as Borden Decorative Products Holdings, Inc. ("BDPH"), have been prepared in accordance with generally accepted accounting principles for interim financial statement information and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles of complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the combined financial statements and notes thereto for the year ended December 26, 1998. The results of operations for the three months ended March 27, 1999 and March 28, 1998 are not necessarily indicative of the results to be expected for the full year.

        Certain prior year amounts have been reclassified to conform to the presentation utilized in the three months ended March 27, 1999. Investments in design, engraving and sample books of $21,110 and $20,624 as of March 27, 1999 and December 26, 1998, respectively, that are deferred and amortized over the respective useful lives have been reclassified from other current assets to other non-current assets. The reclassification has no effect on operating results.


2.    THE TRANSACTIONS

        The Initial Offering - The Imperial Home Decor Group Inc. issued 11% Senior Subordinated Notes due 2008, for an aggregate principal amount of $125.0 million (the "Initial Offering"). The Initial Offering was made in connection with (i) the recapitalization (the "Recapitalization") of BDPH pursuant to a Recapitalization Agreement, dated as of October 14, 1997, as amended (the "Recapitalization Agreement") , among BDPH, BDPI Holdings Corporation ("MergerCo") and Borden and (ii) the acquisition of Imperial (the "Imperial Acquisition") pursuant to an Acquisition Agreement, dated as of November 4, 1997, as amended (the "Imperial Acquisition Agreement"), among Collins & Aikman Corporation ("C&A"), Imperial Wallcoverings, Inc. ("Imperial U.S.") and MergerCo.

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

                       THE IMPERIAL HOME DECOR GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


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

        The resulting purchase price allocation was as follows:

                 Cash                                                $        206
                 Accounts receivable                                       37,894
                 Inventories                                               60,152
                 Other current assets                                       1,980
                 Property and equipment                                    33,522
                 Assets held for resale                                     4,190
                 Other non-current assets                                   2,521
                 Accounts payable and accrued expenses                    (47,772)
                 Deferred income taxes                                     (5,474)
                 Other long-term liabilities                               (7,419)
                                                                     ------------
                 Total                                               $     79,800
                                                                     ============

        The following unaudited pro forma consolidated results of operations for the three months ended March 28, 1998 have been prepared as if the Imperial Acquisition had occurred as of the beginning of 1998:

                       THE IMPERIAL HOME DECOR GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)




           Net sales                   $    128,900
           Net loss                         (19,600)

        These unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

        The Financings - The Recapitalization, the Imperial Acquisition and the payment of related fees and expenses have been financed by: (i) the equity contribution of $84.6 million; (ii) the initial borrowings of $198.0 million under the Senior Credit Facilities; and (iii) the net proceeds of $125.0 million from the 11% Senior Subordinated Notes due 2008, series B (the "Old Notes"). The Old Notes were exchanged in a registered offering for a like amount of notes (the "Notes") having identical terms but that are freely transferrable, subject to certain restrictions.

        The Notes mature on March 15, 2008 and the Company may not redeem these Notes prior to March 15, 2003. On or after that date, the Company may redeem these Notes, in whole or in part, at the redemption prices set forth in the Initial Offering. Interest on these Notes is payable on March 15 and September 15 of each year. These Notes are unsecured and are subordinated to the Senior Credit Facilities.

        The Senior Credit Facilities consist of (i) a six-year revolving credit facility in an aggregate principal amount not to exceed $75 million ($43.3 million borrowed since the closing date and outstanding at March 27, 1999) and
(ii) term loans consisting of (a) a $65.0 million six-year tranche A term loan facility, (b) a $115.0 million seven-year tranche B term loan facility and (c) a $45.0 million eight-year tranche C loan facility, (collectively, the "Term Loans"). The Term Loans require principal payments on a semi-annual basis.

        Interest rates for the Revolving Credit Facilities and the Term Loans are variable with each calculated using one of several interest rate options. At March 27, 1999, the weighted average interest rates were as follows: Revolving Credit Facility - 7.75%; Term Loans - 7.79%. A commitment fee of .5% is paid on the unused portion of the revolving credit facility.

        The Senior Credit Facilities contain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. The Senior Credit Facilities also require the Company to comply with certain financial ratios and tests, under which the Company will be required to achieve certain financial and operating results.


3.    RESTRUCTURING CHARGES AND OTHER INTEGRATION COSTS

        In conjunction with the Imperial Acquisition, a plan (the "Integration Plan") to integrate the Company and Imperial in North America has been adopted that includes the closing of inefficient manufacturing and warehouse facilities, consolidating the Company's finishing and distribution facilities, substantially reducing the North America hourly and salary workforce and consolidating the Company's administrative, marketing and sales functions.

        As it relates to the Imperial Acquisition, the Integration Plan includes closure of facilities in Plattsburgh, New York and Ashaway, Rhode Island, disposition of certain assets, and reduction of the salary and hourly workforce by approximately 530 employees. As of March 27, 1999, the Ashaway facility closure was

                       THE IMPERIAL HOME DECOR GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


substantially complete, manufacturing at the Plattsburgh facility had ceased and approximately 470 employees had been severed. These closures are expected to be substantially complete by the end of 1999. The liabilities accrued under purchase accounting relating to the Integration Plan for the Imperial Acquisition were $11.1 million.

        Additionally, as part of the consolidation and rationalization of operations, the Company recorded restructuring charges and other integration costs of $5.4 million and $6.9 million for the three months ended March 27, 1999 and March 28, 1998, respectively. Since the inception of the Integration Plan in March 1998, $26.5 million in restructuring charges and other integration costs have been reported in the Company's statements of operations. Of these charges, $24.1 million relates to the closure of two distribution centers and the consolidation of the Company's finishing and bookmaking operations, administrative, marketing and sales functions. These charges also provided for the write-down of certain assets to be disposed of to net realizable value, lease and other contractual agreement buyouts, and a reduction in the salary and hourly workforce by approximately 320 employees. The Plan is expected to be substantially complete by the end of 2000.

        In 1998, a charge of $2.0 million was recorded to provide for severance costs relating to 110 employees in the U.K. due to poor market conditions in Eastern Europe and Russia, which was substantially complete by the end of 1998. Additionally, a charge of $0.4 million was recorded related to permanent impairment of long-lived assets at a non-core facility that the Company will close in 1999. In April 1999, the Company announced plans to close this facility and will record a restructuring charge of approximately $1.6 million including costs to sever approximately 70 employees and close the facility. The closure is expected to be complete by the end of 1999.

        The liabilities accrued under purchase accounting and for the IHDG restructuring and other integration costs are as follows (in thousands):

                                                                              ANTICIPATED
                                              ANTICIPATED                      LEASE AND
                                             SEVERANCE AND                       OTHER
                                             OTHER RELATED    ANTICIPATED     CONTRACTUAL
ASSET                                          EMPLOYEE       FACILITY        AGREEMENT
WRITE-DOWNS                                     BENEFITS     CLOSURE COSTS      BUYOUTS         OTHER         TOTAL
                                                --------     -------------      -------         -----         -----

IMPERIAL PURCHASE ACCOUNTING:
Liabilities accrued under purchase
  accounting at December 26, 1998 .........     $  1,519        $  2,668       $  1,300       $     91       $  5,578
Cash expenditures .........................         (738)           (118)           (30)                         (886)
                                                --------        --------       --------       --------       --------
Balance at March 27, 1999 .................     $    781        $  2,550       $  1,270       $     91       $  4,692
                                                ========        ========       ========       ========       ========
IHDG RESTRUCTURING CHARGES AND
  OTHER INTEGRATION COSTS:

Liabilities accrued at December 26, 1998...     $  3,256                       $    648        $     50       $ 3,954
Expensed in 1999 ..........................           66                                          5,317         5,383
Cash expenditures .........................         (805)                                        (5,317)       (6,122)
                                                --------                        --------       --------       -------
Balance at March 27, 1999 .................     $  2,517                        $    648       $     50      $  3,215
                                                ========                        ========       ========      ========


4.       CERTAIN NON-CASH CHARGES

        The Company incurred non-cash charges of $5.9 million for the three months ended March 28, 1998. The charges consisted of $1.3 million for the amortization of the inventory step-up and $4.6 million for an inventory write-down both of which were reported with cost of goods sold in the accompanying condensed consolidated statements of operations. There were no non-cash charges in the 1999 period.

                       THE IMPERIAL HOME DECOR GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


5.    SUPPLEMENTAL INFORMATION

        Inventories consist of the following (in thousands):

                                                         MAR. 27,       DEC. 26,
                                                          1999            1998
                                                        ---------       ---------

Finished and in-process goods, net .............        $ 96,575        $ 94,145
Raw materials and supplies, net ................           9,483           9,432
                                                        --------        --------
Inventories, net ...............................        $106,058        $103,577
                                                        ========        ========

6.    INCOME TAXES

        A valuation allowance of approximately $19.1 million has been recognized as management determined that it is more likely than not that the deferred tax assets for the U.S. and Canadian operations will not be realized.

7.    NEW ACCOUNTING PRONOUNCEMENTS

        In 1999, the Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Prior to the adoption of the SOP, the Company capitalized certain external costs and expensed all other costs as incurred. The effect of adopting the SOP was not material to operating results.

8.    COMMITMENTS AND CONTINGENCIES

        The Company is subject to federal, state and local laws and regulations concerning the environment, and it has received notices that it is a potentially responsible party ("PRP") in administrative proceedings at two sites. It is difficult to estimate the total cost of remediation due to the complexity of the environmental laws and regulations, the uncertainty regarding the extent of the environment risks and the Company's responsibility, and the selection of alternative compliance approaches. A liability is recorded when it is possible to reasonably estimate the Company's liability with respect to environmental matters. The Company has recorded an accrual of $1.5 million for potential exposures as of March 27, 1999, including $.9 million for the Solvents Recovery Service of New England superfund site in Southington, Connecticut and other superfund sites, $.3 million for the Ashaway facility and $.3 million for the Haverhill facility. The amount for the Ashaway facility pertains to a release from an underground storage tank that had been removed which was discovered in December of 1998. The Haverhill facility amount relates to the Company's investigation and remediation of releases of phthalate compounds from above-ground storage tanks into soil and groundwater beneath the facility. In the opinion of the Company's Management, based on the facts presently known to it, the ultimate outcome of environmental matters will not have, individually or in the aggregate, a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

                       THE IMPERIAL HOME DECOR GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


9.    COMPREHENSIVE INCOME

         Comprehensive income/(loss) for the three months ended March 27, 1999 and March 28, 1998 was as follows:

                                                                     THREE MONTHS ENDED
                                                               ---------------------------
                                                                 MAR. 27,       MAR. 28,
                                                                   1999            1998
                                                                ----------      ----------

         Net loss                                                $(10,402)      $(15,058)
         Foreign currency translation adjustments                  (1,361)         1,684
                                                                 --------       --------
         Comprehensive loss                                      $(11,763)      $(13,374)
                                                                 ========       ========



10.   OPERATING SEGMENTS AND GEOGRAPHIC REPORTING

     The Company has two primary operating segments: wallcovering products and flexible vinyl films and sheeting. The wallcovering products segment includes residential and commercial wallcoverings and heat transfer paper. This segment operates worldwide but primarily in the United States, Canada, the United Kingdom and other parts of Western and Eastern Europe. The flexible vinyl films and sheetings product segment includes calendered, flexible PVC sheeting, printed sheeting and laminated products. This segment operates in the United States and Canada.



                                                                   THREE MONTHS ENDED
                                                            ------------------------------
                                                               MAR. 27,         MAR. 28,
                                                                1999              1998
                                                            ------------      -----------
         Net Sales:
            Wallcoverings products                           $  94,463         $  83,918
            Vinyl films and sheetings                           11,908            12,016
                                                             ---------         ---------
                                                             $ 106,371         $  95,934
                                                             =========         =========

         Operating Income (Loss):                            $  (2,353)        $  (9,533)
            Wallcovering products                                  773              (311)
            Vinyl films and sheetings                        ---------         ---------
                                                             $  (1,580)        $  (9,844)
                                                             =========         =========

         Identifiable Assets:                                $ 381,755         $ 374,634
            Wallcovering products                               28,983            26,106
            Vinyl films and sheetings                        ---------         ---------
                                                             $ 410,738         $ 400,740
                                                             =========         =========


                       THE IMPERIAL HOME DECOR GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


11.     SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

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



                                                 THE IMPERIAL HOME DECOR GROUP INC.


                                         SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                                                           MARCH 27, 1999
                                                           (IN THOUSANDS)

                                                                                    NON-
                                                  PARENT         GUARANTOR       GUARANTOR       ELIMINATION
                                                  COMPANY       SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS       CONSOLIDATED
                                                  -------       ------------    ------------     -----------       ------------
ASSETS
Current Assets:
      Cash and equivalents ................                      $   1,108       $     698                           $   1,806
      Accounts receivable .................                         57,775          48,021                             105,796
      Inventories .........................                         59,843          48,104       $  (1,889)            106,058
      Other current assets ................                          2,994           4,130                               7,124
                                                                 ---------       ---------       ---------           ---------
        Total current assets ..............                        121,720         100,953          (1,889)            220,784

Property and equipment, net ...............                         42,125          69,247          (1,301)            110,071
Assets held for resale ....................                          4,190                                               4,190
Goodwill ..................................                          1,128           9,012                              10,140
Other non-current assets ..................      $  16,473          18,647          30,613                              65,553
Investment in subsidiaries ................         86,258                                         (86,258)
                                                 ---------       ---------       ---------       ---------           ---------
TOTAL .....................................      $ 102,731       $ 187,630       $ 209,825       $ (89,448)          $ 410,738
                                                 =========       =========       =========       =========           =========
LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIENCY)
Current Liabilities:
      Current portion of long-term debt ...      $   1,250                                                           $   1,250
      Notes payable under revolving
         credit facilities ................         25,000                       $  18,312                              43,312
      Accounts payable ....................             11       $  23,152          40,207                              63,370
      Other current liabilities ...........          4,429          25,964          34,184                              64,577
      Intercompany payable/(receivable) ...        (38,065)         42,256          (4,251)      $      60
                                                 ---------       ---------       ---------       ---------           ---------
           Total current liabilities ......         (7,375)         91,372          88,452              60             172,509


Long-term debt.............................        348,750                                                             348,750
Deferred income taxes......................                                          6,867                               6,867
Other long-term liabilities................                         10,109             496              27              10,632

Shareholders' equity (deficiency) .........       (238,644)         86,149         114,010         (89,535)           (128,020)
                                                 ---------       ---------       ---------       ---------           ---------
TOTAL .....................................      $ 102,731       $ 187,630       $ 209,825       $ (89,448)          $ 410,738
                                                 =========       =========       =========       =========           =========



                                                 THE IMPERIAL HOME DECOR GROUP INC.


                                         SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                                                          DECEMBER 26, 1998
                                                           (IN THOUSANDS)

                                                                                  NON-
                                                 PARENT       GUARANTOR        GUARANTOR       ELIMINATION
                                                COMPANY      SUBSIDIARIES      SUBSIDIARIES     ADJUSTMENTS    CONSOLIDATED
                                                -------      ------------      ------------     -----------    ------------
ASSETS
Current Assets:
       Cash and equivalents .................                  $     774       $     464                       $   1,238
       Accounts receivable ..................                     50,641          45,854                          96,495
       Inventories ..........................                     58,821          46,855       $  (2,099)        103,577
       Other current assets .................                      3,209           3,949                           7,158
                                                               ---------       ---------       ---------       ---------
           Total current assets .............                    113,445          97,122          (2,099)        208,468

Property and equipment, net .................                     41,255          71,297          (1,327)        111,225
Assets held for resale ......................                      4,190                                           4,190
Goodwill ....................................                      1,148           9,368                          10,516
Other non-current assets ....................  $  17,102          17,754          31,485                          66,341
Investment in subsidiaries ..................     93,508                                         (93,508)
                                               ---------       ---------       ---------       ---------       ---------
TOTAL .......................................  $ 110,610       $ 177,792       $ 209,272       $ (96,934)      $ 400,740
                                               =========       =========       =========       =========       =========
LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIENCY)
Current Liabilities:
       Current portion of long term debt ....  $   1,250                                                       $   1,250
       Notes payable under
        revolving credit facilities .........     20,000                       $  10,170                          30,170
       Accounts payable .....................         11       $  17,822          35,070                          52,903
       Other current liabilities ............      7,409          24,147          34,201       $     218          65,975
       Intercompany payable/(receivable) ....    (38,897)         43,605          (4,643)            (65)             --
                                               ---------       ---------       ---------       ---------       ---------

           Total current liabilities ........    (10,227)         85,574          74,798             153         150,298


Long-term debt ..............................    348,750                                                         348,750
Deferred income taxes........................                                      7,494                           7,494
Other long-term liabilities .................                      9,943             486              27          10,456

Shareholders' equity (deficiency) ...........   (227,913)         82,275         126,494         (97,114)       (116,258)
                                               ---------       ---------       ---------       ---------       ---------
TOTAL .......................................  $ 110,610       $ 177,792       $ 209,272       $ (96,934)      $ 400,740
                                               =========       =========       =========       =========       =========



                                                 THE IMPERIAL HOME DECOR GROUP INC.


                                    SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED MARCH 27, 1999
                                                           (IN THOUSANDS)


                                                  PARENT          GUARANTOR    NON-GUARANTOR       ELIMINATION
                                                 COMPANY        SUBSIDIARIES    SUBSIDIARIES        ADJUSTMENTS   CONSOLIDATED
                                                 -------        ------------    ------------        -----------   ------------
Net sales .....................................                 $  62,358        $  70,800        $ (26,787)       $ 106,371
Cost of goods sold ............................                    33,914           58,298          (27,116)          65,096
                                                                ---------        ---------        ---------        ---------
Gross margin ..................................                    28,444           12,502              329           41,275
Operating expenses:
     Distribution .............................                     3,110            4,448                             7,558
     Marketing ................................                    11,700            8,938                            20,638
     General and administrative ...............                     4,207            5,069                             9,276
     Restructuring charges and
       other integration costs ................                     4,459              924                             5,383
                                                                ---------        ---------        ---------        ---------
Operating income (loss) .......................                     4,968           (6,877)             329           (1,580)

Equity (income) loss ..........................$   7,250                                             (7,250)
Interest expense, net .........................    3,481            1,062            5,042                             9,585
                                               ---------        ---------        ---------        ---------        ---------
Income (loss) before income taxes .............  (10,731)           3,906          (11,919)           7,579          (11,165)
Income tax benefit ............................                                       (763)                             (763)
                                               ---------        ---------        ---------        ---------        ---------
Net income (loss) .............................$ (10,731)       $   3,906        $ (11,156)       $   7,579        $ (10,402)
                                               =========        =========        =========        =========        =========


                                              THREE MONTHS ENDED MARCH 28, 1998
                                                           (IN THOUSANDS)

                                                                                    NON-
                                               PARENT         GUARANTOR         GUARANTOR       ELIMINATION
                                               COMPANY      SUBSIDIARIES       SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                               -------      ------------       ------------     -----------     ------------
Net sales ............................                         $ 75,007         $ 39,585         $(18,658)        $ 95,934
Cost of goods sold ...................                           53,180           32,831          (18,658)          67,353
                                                               --------         --------         --------         --------
Gross margin .........................                           21,827            6,754                            28,581
Operating expenses:
   Distribution ......................                            4,390            1,701                             6,091
   Marketing .........................                            8,923            7,565                            16,488
   General and administrative ........                            6,846            2,114                             8,960
   Restructuring charges and
    other integration costs ..........                            2,012            4,874                             6,886
                                                               --------         --------         --------         --------
Operating loss .......................                            (344)          (9,500)                            (9,844)
Merger costs .........................        $  4,000                                                               4,000

Equity (income) loss .................           9,624                                             (9,624)
Interest (income) expense, net .......           1,434              (53)             (34)                            1,347
                                              --------         --------         --------         --------         --------
Income (loss) before income taxes ....         (15,058)            (291)          (9,466)           9,624          (15,191)
Income tax benefit ...................                             (133)                                              (133)
                                              --------         --------         --------         --------         --------
Net loss .............................        $(15,058)        $   (158)        $ (9,466)        $  9,624         $(15,058)
                                              ========         ========         ========         ========         ========




                                                 THE IMPERIAL HOME DECOR GROUP INC.

                                    SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                                                  THREE MONTHS ENDED MARCH 27, 1999
                                                           (IN THOUSANDS)

                                                                                           NON-
                                                            PARENT       GUARANTOR      GUARANTOR     ELIMINATION
                                                           COMPANY     SUBSIDIARIES    SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
                                                           -------     ------------    ------------   -----------    ------------
Cash flows from operating activities: ................... $ (5,000)      $  2,786       $ (7,062)                     $ (9,276)
                                                          --------       --------       --------                      --------
Cash flows used in investing activities:
      Capital expenditures ..............................                  (2,420)        (1,168)                       (3,588)
                                                          --------       --------       --------                      --------
Cash flows provided by financing activities:
      Net borrowings under revolving credit
         facilities......................................    5,000                         8,077                        13,077
                                                          --------       --------       --------                      --------
Effect of exchange rate changes on cash..................                     (32)           387                           355

Increase in cash and equivalents ........................                     334            234                           568
Cash and equivalents at beginning of period..............                     774            464                         1,238
                                                          --------       --------       --------       --------       --------
Cash and equivalents at end of period ................... $   --         $  1,108       $    698       $   --         $  1,806
                                                          ========       ========       ========       ========       ========



                                                  THREE MONTHS ENDED MARCH 28, 1998
                                                           (IN THOUSANDS)
                                                                                           NON-
                                                            PARENT       GUARANTOR      GUARANTOR     ELIMINATION
                                                           COMPANY     SUBSIDIARIES    SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
                                                           -------     ------------    ------------   -----------    ------------
Cash flows from operating activities: .................  $ (10,901)     $   3,565      $   5,939                     $  (1,397)
                                                         ---------      ---------      ---------                     ---------
Cash flows used in investing activities:
      Capital expenditures ............................                    (2,457)        (1,251)                       (3,708)
      Acquisition of Imperial Wallcoverings, Inc.,
         including direct costs .......................    (73,800)                                                    (73,800)
                                                         ---------      ---------      ---------                     ---------
Cash used in investing activities .....................    (73,800)        (2,457)        (1,251)                      (77,508)
                                                         ---------      ---------      ---------                     ---------
Cash flows provided by (used in)
      financing Activities:
        Repayment of borrowing on bank loan ...........                                   (1,529)                       (1,529)
        Net borrowings under
             revolving credit facilities ..............      6,600                                                       6,600
        Borrowings under long-term
        debt arrangements .............................    323,000                                                     323,000
        Debt issuance fees ............................    (19,220)                                                    (19,220)
        Equity contribution ...........................     84,553                                                      84,553
        Borden recapitalization cash
         distribution .................................   (314,432)                                                   (314,432)
        Dividends paid ................................     (2,635)                                                     (2,635)
        Change in owner's investment ..................      6,835                                                       6,835
                                                         ---------      ---------      ---------                     ---------
Net cash provided by (used in)
    financing activities ..............................     84,701                        (1,529)                       83,172
                                                         ---------      ---------      ---------                     ---------
Increase in cash and equivalents.......................                     1,108          3,159                         4,267
Cash and equivalents at beginning of period............                       229          3,566                         3,795
                                                         ---------      ---------      ---------      ---------      ---------
Cash and equivalents at end of period .................  $    --        $   1,337      $   6,725      $    --        $   8,062
                                                         =========      =========      =========      =========      =========



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        In this section, we will discuss the financial condition and results of operations of the Company. This discussion includes explanations of:

     -    The factors that affect our business;

     - What our earnings and costs were for the three months ended March 27, 1999 and March 28, 1998;

     -    Why the earnings for the periods presented differed;

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

        We encourage you to refer to the Condensed Consolidated Statements of Operations included as part of quarterly report. These statements of operations present the results of the Company's operations for the three months ended March 27, 1999 and March 28, 1998. In this section we discuss changes in specific statement of operations line items from period to period. By reading this section and by referring to the financial statement as you do so, we believe you will better understand information which may be helpful to you in making decisions about your investments in the Company.

        The Company as it currently exists is the result of the recapitalization of the Company and the combination of its residential wallcoverings and PVC sheeting businesses with the wallcoverings businesses of Imperial. Before the recapitalization and combination, the Company was substantially wholly owned by a subsidiary of Collins & Aikman. The Company's results of operations for the three months ended March 28, 1998 include approximately 2 weeks of Imperial's results of operations due to the acquisition of Imperial in March 1998. Because of the recapitalization and Imperial acquisition, the Company's results of operations and financial condition discussed in this Report are generally not comparable period-to-period and are not necessarily indicative of the Company's future results of operations.

        In 1998, the Company adopted a plan to integrate the Company's and Imperial's operations in North America. For a description of the elements of the Integration Plan, the progress in completing the various elements of the Integration Plan and the related cost to effect the Integration Plan (see Footnote 3 to the Condensed Consolidated Financial Statements under Item 1). As described in greater detail below, costs incurred in 1998 and 1999 in connection with the implementation of the Integration Plan and other restructuring and integration costs and transaction costs substantially impacted the Company's results of operations.


FOR THE THREE MONTHS ENDED MARCH 27, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 27, 1998.

RESULTS OF OPERATIONS

       NET SALES. Net sales increased by 10.9% in the three months ended
March 27, 1999 to $106.4 million from $95.9 million in the same period a year ago. This increase reflects the inclusion in our results of a full three months of Imperial sales in 1999, an increase of $21.1 million. This increase was partially offset by lower export sales due to poor economic conditions in Eastern Europe and Russia, a weaker U.K. domestic wallcoverings market and lower sales to independent North American dealers.

        Vernon Plastics' sales of flexible vinyl films and sheeting were $11.9 million for the three months ended March 27, 1999, a 0.8% decline compared to the $12.0 million reported in the same period a year ago.

        GROSS MARGIN. Our gross margin was 38.8% and 29.8% for the three months ended March 27, 1999 and March 28, 1998, respectively. This increase in margin was principally due to the operating improvements resulting from the Integration Plan and change in product mix resulting from the Imperial acquisition. In the 1998 period, our gross margin was adversely affected by a $4.6 million charge for excess inventories and $1.3 million of amortization related to the step-up of Imperial's inventory to fair market value. We recorded excess inventory charges during the first three months of 1998 as a result of actions related to the Integration Plan. Without these charges our margins would have been 35.9% for the three months ended March 28, 1998.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses (which are the sum of distribution expense, marketing expense and general, administrative and other expense) were 34.8% of net sales for the three months ended March 27, 1999 (or $37.0 million) and 32.9% of net sales for the three months ended March 28, 1998 (or $31.5 million). This increase was primarily attributable to inclusion in the 1999 period of the full three months of Imperial expenses of $16.7 million, partially offset by reduced overall corporate administrative functions of $5.2 million and other expense reductions in North America resulting from the Integration Plan.

        RESTRUCTURING AND OTHER INTEGRATION COSTS. We recorded restructuring charges and other integration costs totaling $5.4 million and $6.9 million in the three months ended March 27, 1999 and March 28, 1998, respectively.

        The restructuring and other integration costs were the result of our planned closing of two distribution centers, consolidation of the finishing and bookmaking operations at one manufacturing facility and the consolidation of the Company's and Imperial's administrative functions, marketing activities and business systems. This charge also included a write-down of assets to be disposed of to their net realizable value, buyouts of leases and other contractual agreements, and a reduction in the salary and hourly workforce by approximately 320 employees. These closings and consolidations were part of the Integration Plan.

        MERGER COSTS. We incurred costs of approximately $4.0 million in the three months ended March 28, 1998 relating to the Recapitalization, which consisted primarily of legal and underwriting fees.

        TAXES. Income tax benefit was $0.8 million for the three months ended March 27, 1999 compared to $0.1 million for the three months ended March 28, 1998. The income tax benefit between the periods is not proportional to the reduction in income before taxes primarily due to a valuation allowance which reduced the income tax benefit of the loss on operations in both periods.

        NET LOSS. As a result of the factors set forth above, we recorded a net loss of $10.4 million for the three months ended March 27, 1999 compared to a net loss of $15.1 million in the same period a year ago.


LIQUIDITY AND CAPITAL RESOURCES

        Our Senior Credit Facilities provide up to $300.0 million in loans to the Company. The Senior Credit Facilities consist of aggregate principal amount of $225.0 million of term loans and a $75.0 million six-year credit facility.

        The Senior Credit Facilities contain covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum net leverage ratio. In the calculation of these ratios we may give effect, subject to certain limitations, to certain cost savings expected to result from the implementation of the Integration Plan. Under the Senior Credit Facilities, we could be required to repay our loans or take other actions if the minimum interest coverage ratio and maximum net leverage ratio are not maintained. At March 27, 1999 we were in compliance with the minimum interest coverage ratio and maximum net leverage ratio covenants of the Senior Credit Facilities. The Indenture for the Notes contains covenants that, among other things, limit our ability to make additional borrowings; notwithstanding such limitation, we are permitted under the Indenture to incur additional borrowings available under the Senior Credit Facilities, to refinance existing indebtedness, to incur certain transactional indebtedness and to incur up to an additional $10.0 million of indebtedness outstanding at any time above the additional borrowings otherwise permitted.

         We need liquidity primarily for the following reasons:

     - To make required principal and interest payments on debt outstanding under the Senior Credit Facilities and the Notes;

     -    Working capital;

     -    Product development such as sample books and design and engraving; and

     -    Capital expenditures.

        In the past, we met our liquidity needs by relying on cash flow from operations. Imperial, in contrast, depended on money it borrowed under the credit facilities and advances from its previous owner. During the period from March 13, 1998 through March 27, 1999, we met our liquidity needs by borrowing under the Senior Credit Facilities and by the issuance of the Notes. As of March 27, 1999, our consolidated indebtedness was $393.3 million consisting of:

     -    $225.0 million in Term Loans;

     -    $43.3 million under the Revolving Credit Facility; and

     -    $125.0 million of the Notes.

        Our capital expenditures for three months ended March 27, 1999 totaled $3.6 million. We estimate that the Company's capital expenditures for 1999 will be approximately $24.0 million. This will be used primarily to continue to carry out the Integration Plan, increase the Imperial Gallery program and maintain our facilities. We revised our capital expenditure plan for 1999 in light of current market conditions and the progress already made on the Integration Plan. Our ability to make capital expenditures is subject to some restrictions in the Senior Credit Facilities and the Indenture.

        Our main sources of cash to meet our liquidity needs will be net cash from operating activities and funds borrowed under the Revolving Credit Facility. As of March 27, 1999, the Revolving Credit Facility would have provided $30.6 million of additional funds. The Company's ability to draw on the Revolving Credit Facility is subject to certain customary conditions. The funds available under the Revolving Credit Facility may be used for working capital and general corporate purposes, subject to certain limitations under the Senior Credit Facilities. We believe that these sources of cash will be sufficient to meet our current and foreseeable future financial obligations, assuming we successfully carry out the Integration Plan and continue at current levels of operations. The Company's future operating performance and ability to meet its obligations under or refinance the Notes and to borrow and to repay, extend or refinance borrowings and maintain compliance of its financial covenants under the Senior Credit Facilities depends on many factors beyond the Company's control. These factors may include future economic and competitive conditions and financial, business and other factors.


RECENTLY ISSUED ACCOUNTING STANDARDS

        In 1999, the Company adopted SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Prior to the adoption of the SOP, the Company capitalized certain external costs and expensed all other costs as incurred.


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

        We have been carrying out a comprehensive study of all of our computer systems to identify Year 2000 compliance and other operating issues. This includes programs developed internally and software purchased from outside vendors. As part of our Integration Plan, we selected the computer systems utilized by Sunworthy, (the wallcoverings business formerly owned by Borden) for our critical business functions. We are currently in the process of converting our primary computer systems to those used by Sunworthy, which we believe are Year 2000 compliant based on our testing procedures performed. The conversion of the Company's computer systems is on schedule and should be completed for the U.K. operations and for Vernon Plastics by the end of the third quarter of 1999 and for the North American operations by the end of the fourth quarter of 1999. We do not expect any material costs for software purchases related to this conversion.

        We also conducted a comprehensive Year 2000 study of our other computer systems and technologies. This study identified Year 2000 issues as well as strategies for addressing those that affect third-party software or equipment applications and processing and manufacturing systems. We have also contacted third-party providers and have sought appropriate representations that Year 2000 issues associated with the software they provide to us have been addressed on time. Costs incurred through March 27, 1999 related to the systems conversion as discussed above amounted to approximately $2.0 million including hardware and software for systems integration projects which would have occurred notwithstanding the Year 2000 issues. We estimate future costs of resolving
Year 2000 issues of approximately $.7 million, including costs incurred to enhance functionality and increase capacity for our business systems.

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

For further discussions of risks and uncertainties, see Item 7 under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 26, 1998. All statements other than statements of historical facts included in this Report, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations - - General,"
"- -Liquidity and Capital Resources," and "- -Year 2000 Compliance" and located elsewhere in this report regarding the Company's financial position, and any statements regarding other future events or future prospects of the Company are forward-looking statements. When used in this report, the words "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These undertaking any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be corrector that savings or other benefits anticipated in the forward-looking statements will be achieved. Holders of the Company's securities are cautioned not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or person acting on its behalf are expressly qualified in their entirety by the cautionary statements.


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
         - None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
         - None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.
         - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         - None

ITEM 5.  OTHER INFORMATION.
         - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         - None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         - None

                                   SIGNATURES





                           THE IMPERIAL HOME DECOR GROUP INC.

        Date:              By: /s/Scott R. Levin
                              ----------------------------------
                           Scott R. Levin
                           Executive Vice President--Administration and
                           Chief Financial Officer

                           (Principal Financial Officer and Duly
                           Authorized Officer)