Form 10-Q
period 1999-06-26
IMPERIAL HOME DECOR GROUP INC
filed 1999-08-10
CIK 1060242

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

                  For the Quarterly Period Ended June 26, 1999

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

                                 ---------------

        Registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.


    Number of shares outstanding of common stock at August 6, 1999: 5,937,500
                                 Common Shares


================================================================================

                                     Part I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       THE IMPERIAL HOME DECOR GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       JUNE 26,          DEC. 26,
                                                                                         1999              1998
                                                                                   ----------------  -----------------
                                     ASSETS
Current Assets:
     Cash and equivalents........................................................  $         2,379   $          1,238
     Accounts receivable, less allowance for doubtful accounts
        of $4,178 and $3,950, respectively.......................................          108,194             96,495
     Inventories................................................................           115,924            103,577
     Other current assets.......................................................            10,289              7,158

                                                                                   ----------------  -----------------
Total Current Assets............................................................           236,786            208,468

Property, plant and equipment, net of accumulated depreciation of $62,584
     and $68,496, respectively..................................................           113,907            111,225
Assets held for resale..........................................................             2,440              4,190
Goodwill........................................................................             9,845             10,516
Deferred  design, engraving and sample book costs...............................            35,862             32,791
Other non-current assets........................................................            30,897             33,550

                                                                                   ----------------  -----------------
Total                                                                              $       429,737   $        400,740
                                                                                   ----------------  -----------------
               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
     Current portion of long-term debt..........................................   $         1,250   $          1,250
     Notes payable under revolving credit facilities............................            54,214             30,170
     Accounts payable...........................................................            74,194             52,903
     Other current liabilities..................................................            73,111             65,975

                                                                                   ----------------  -----------------
Total Current Liabilities.......................................................           202,769            150,298

Long-term debt..................................................................           348,750            348,750
Deferred income taxes...........................................................             6,656              7,494
Other long-term liabilities.....................................................            10,831             10,456
Commitments and contingencies (Note 8)..........................................

                                                                                   ----------------  -----------------
Total Liabilities                                                                          569,006            516,998

                                                                                   ----------------  -----------------
Shareholders' Equity (Deficiency):
     Common stock...............................................................                59                 59
     Paid in capital............................................................           (63,108)           (63,108)
     Retained earnings (deficit)................................................           (72,995)           (47,578)
     Accumulated other comprehensive loss.......................................            (3,225)            (5,631)

                                                                                   ----------------  -----------------
Total Shareholders' Equity (Deficiency)                                                   (139,269)          (116,258)

                                                                                   ----------------  -----------------
Total                                                                              $       429,737     $      400,740
                                                                                   ================  =================

                       THE IMPERIAL HOME DECOR GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 ----------------------    ----------------------
                                                                 JUNE 26,     JUNE 27,      JUNE 26,     JUNE 27,
                                                                   1999         1998         1999         1998
                                                                 ---------    ---------    ---------    ---------
Net sales ....................................................   $ 112,246    $ 119,096    $ 218,617    $ 215,030
Cost of goods sold (including non-cash charges of
     $1,852 for the three and six months ended June 26,
     1999 and  $7,425 and  $13,221 for the three and six
     months ended June 27, 1998, respectively) ...............      71,255       78,962      136,351      146,315

                                                                 ---------    ---------    ---------    ---------
Gross margin .................................................      40,991       40,134       82,266       68,715

Operating expenses:
     Distribution ............................................       8,914        5,338       16,472       11,429
     Marketing ...............................................      20,858       22,758       41,496       39,246
     General and administrative ..............................       6,620        8,745       15,896       17,704
     Restructuring charges and other integration costs .......       6,567        1,854       11,950        8,740

                                                                 ---------    ---------    ---------    ---------
Operating loss ...............................................      (1,968)       1,439       (3,548)      (8,404)
Merger costs .................................................        --           --           --          4,000
Interest expense, net (including amortization of deferred
     financing costs of $631 and $1,260  for the three and six
     months ended June 26, 1999, respectively; and $637 and
     $737 for the three and six months ended June 27, 1998,
     respectively) ...........................................       9,798        8,554       19,383        9,902

                                                                 ---------    ---------    ---------    ---------
Income (loss) before income taxes ............................     (11,766)      (7,115)     (22,931)     (22,306)
Income tax (benefit) provision ...............................      (1,724)         257       (2,487)         124

                                                                 ---------    ---------    ---------    ---------
Net income (loss) ............................................   $ (10,042)   $  (7,372)   $ (20,444)   $ (22,430)
                                                                 =========    =========    =========    =========

                       THE IMPERIAL HOME DECOR GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                ----------------------
                                                                                 JUNE 26,     JUNE 27,
                                                                                   1999         1998
                                                                                ---------    ---------
Cash flows from operating activities:
        Net Income (loss) ...................................................   $ (20,444)   $ (22,430)
        Adjustments to reconcile net loss to net cash
          used in operating activities:
                Depreciation and amortization ...............................       7,590        7,578
                Amortization of deferred financing costs ....................       1,260          737
                Deferred foreign income taxes ...............................      (2,949)         (78)
        Change in operating assets and liabilities, net of acquisition:
                Accounts receivable .........................................     (12,194)      (6,479)
                Inventories, net ............................................     (12,358)         874
                Accounts payable ............................................      22,369        3,443
                Other assets ................................................      (2,039)      (2,951)
                Other liabilities ...........................................       6,174        5,677
                                                                                ---------    ---------
                Cash used in operating activities ...........................     (12,591)     (13,629)
                                                                                ---------    ---------
Cash flows from investing activities:
        Capital expenditures ................................................      (9,807)      (9,259)
        Acquisition of Imperial Wallcoverings, Inc., including direct
          costs .............................................................        --        (73,800)
                                                                                ---------    ---------
                Cash used in investing activities ...........................      (9,807)     (83,059)
                                                                                ---------    ---------
Cash flows from financing activities:
        Net borrowings under revolving credit facility ......................      23,759       22,318
        Borrowings under long-term debt arrangements ........................        --        323,000
        Debt issuance fees ..................................................        --        (19,220)
        Equity contribution and issuance of common stock ....................        --         84,553
        Borden recapitalization cash distribution ...........................        --       (314,432)
        Dividends paid ......................................................        --         (2,635)
        Changes in owners' investment .......................................        --          6,835
                                                                                ---------    ---------
                Cash provided by financing activities .......................      23,759      100,419
                                                                                ---------    ---------
Effect of exchange rate changes on cash .....................................        (220)      (1,508)
                                                                                ---------    ---------
Increase (decrease) in cash and equivalents .................................       1,141        2,223
Cash and equivalents at beginning of period .................................       1,238        3,795
                                                                                ---------    ---------
Cash and equivalents at end of period .......................................   $   2,379    $   6,018
                                                                                =========    =========

                       THE IMPERIAL HOME DECOR GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


1.    BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of The Imperial Home Decor Group Inc. ("IHDG" or "the Company"), formerly known as Borden Decorative Products Holdings, Inc. ("BDPH"), have been prepared in accordance with generally accepted accounting principles for interim financial statement information and Article 10 of Regulation S-X and therefore does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, in all material respects, all adjustments (consisting only of usual recurring adjustments) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the combined financial statements and notes thereto for the year ended December 26, 1998. The results of operations for the three and six months ended June 26, 1999 and June 27, 1998 are not necessarily indicative of the results to be expected for the full year.

        Certain prior year amounts have been reclassified to conform to the presentation utilized in the three and six months ended June 26, 1999. The reclassification has no effect on operating results.


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

     - The conversion of all the preferred stock and certain common stock of BDPH, except for 11% of BDPH common stock which was retained by Borden, into the right to receive a total of $314.4 million in cash; and

     - The cancellation and settlement of existing stock options for $1.3 million which was paid from such $314.4 million and resulted in a charge to operations of $0.7 million for the excess of the amount paid over that previously accrued.

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

        The resulting purchase price allocation was as follows:

                 Cash                                                                       $          206
                 Accounts receivable                                                                37,894
                 Inventories                                                                        60,152
                 Other current assets                                                                1,980
                 Property and equipment                                                             33,522
                 Assets held for resale                                                              4,190
                 Other non-current assets                                                            2,521
                 Accounts payable and accrued expenses                                             (47,772)
                 Deferred income taxes                                                              (5,474)
                 Other long-term liabilities                                                        (7,419)
                                                                                           ---------------
                 Total                                                                      $       79,800
                                                                                            ==============

        The following unaudited pro forma consolidated results of operations for the three and six months ended June 27, 1998 have been prepared as if the Imperial Acquisition had occurred as of the beginning of 1998:

               Net Sales:          $248,030
               Net Loss:             27,043

                       THE IMPERIAL HOME DECOR GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


        The Financings - The Recapitalization, the Imperial Acquisition and the payment of related fees and expenses have been financed by: (i) the equity contribution of $84.6 million; (ii) the initial borrowings of $198.0 million under the Senior Credit Facilities; and (iii) the net proceeds of $125.0 million from the 11% Senior Subordinated Notes due 2008, series B (the " Old Notes"). The Old Notes were exchanged in a registered offering for a like amount of notes ("the Notes") having identical terms but that are freely transferable, subject to certain restrictions.

        The Notes mature on March 15, 2008 and the Company may not redeem the Notes prior to March 15, 2003. On or after that date, the Company may redeem the Notes, in whole or in part, at the redemption prices set forth in the Initial Offering. Interest on these Notes is payable on March 15 and September 15 of each year. These Notes are unsecured and are subordinated to the Senior Credit Facilities.

        The Senior Credit Facilities consist of (i) a six-year revolving credit facility in an aggregate principal amount not to exceed $75 million ($52.4 million borrowed since the closing date and outstanding at June 26, 1999) and
(ii) term loans consisting of (a) a $65.0 million six-year tranche A term loan facility, (b) a $115.0 million seven-year tranche B term loan facility and (c) a $45.0 million eight-year tranche C loan facility, (collectively, the "Term Loans"). The Term Loans require principal payments on a semi-annual basis.

        Interest rates for the Revolving Credit Facilities and the Term Loans are variable with each calculated using one of several interest rate options. At June 26, 1999 the weighted average interest rates were as follows: Revolving Credit Facility - 7.55%; Term Loans - 7.79%. A commitment fee of .5% is paid on the unused portion of the revolving credit facility.

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


3.    RESTRUCTURING CHARGES AND OTHER INTEGRATION COSTS

        In conjunction with the Imperial Acquisition, a plan (the "Integration Plan") to integrate the Company and Imperial in North America was adopted that includes the closing of inefficient manufacturing and warehouse facilities, consolidating the Company's finishing and distribution facilities, substantially reducing the North America hourly and salary workforce and consolidating the Company's administrative, marketing and sales functions.

        As it relates to the Imperial Acquisition, the Integration Plan includes closure of facilities in Plattsburgh, New York, Ashaway, and Rhode Island, disposition of certain assets and reduction of the salary and hourly workforce by 530 employees. In late 1998, manufacturing at the Plattsburgh facility had ceased. In 1998, operations ceased at the Company's Ashaway facility and in June 1999, the Ashaway land and building was sold. In Plattsburgh and Ashaway, approximately 490 employees have been severed. The consolidation of distribution operations under the Integration Plan, which will result in complete closure of the Plattsburgh facility, is expected to occur by the end of 2000. The liabilities accrued under purchase accounting relating to the Integration Plan for the Imperial Acquisition were $11.1 million.

                       THE IMPERIAL HOME DECOR GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


        Additionally, as part of the consolidation and rationalization of operations, we recorded restructuring charges and other integration costs of $6.6 million and $12.0 million for the three and six months ended June 26, 1999 compared to $1.9 million and $8.7 million in the same period a year ago. Since the inception of the Integration Plan in March 1998, $33.1 million in restructuring charges and other integration costs have been expensed. Of these charges, $30.7 million relates to the closure of two distribution centers and the consolidation of our finishing and bookmaking operations, administrative, marketing and sales functions. These charges also provided for the write-down of certain assets to be disposed of to net realizable value, lease and other contractual agreement buyouts, and a reduction in the salary and hourly workforce by approximately 320 employees. The Plan is expected to be substantially complete by the end of 2000.

        In April 1999, we announced plans to exit a non-core facility in the U.K., which is no longer able to compete in a declining packaging market and is operating at a loss. A charge of $1.2 million was recorded in the second quarter of 1999 to provide severance costs to 35 employees at this facility. An additional charge of $0.3 million was recorded to cover site closure costs in addition to a $0.4 million charge in 1998 related to permanent impairment of long-lived assets at this non-core facility. A further charge of $1.6 million was recorded in the second quarter of 1999 to provide for severance costs relating to the elimination of 77 full-time employees in the U.K. core businesses due to lower sales resulting from adverse market conditions particularly in the U.K., Eastern Europe and Russia. In addition, the Company expects to eliminate 24 temporary positions at no severance cost and 11 retirees between now and year end will not be replaced.

        The liabilities accrued under purchase accounting and for the IHDG restructuring and other integration costs are as follows (in thousands):

                                           ANTICIPATED                    ANTICIPATED
                                            SEVERANCE                      LEASE AND
                                            AND OTHER     ANTICIPATED        OTHER
                                             RELATED       FACILITY       CONTRACTUAL
                                            EMPLOYEE        CLOSURE       AGREEMENT
                                            BENEFITS         COSTS          BUYOUTS         OTHER          TOTAL
                                          -----------    -------------  -------------    -----------   -----------
IMPERIAL PURCHASE ACCOUNTING:
Liabilities accrued under purchase
  accounting at December 26, 1998.......  $     1,519    $       2,668  $       1,300    $       91    $     5,578
Cash expenditures.......................         (910)            (548)           (30)                      (1,488)
                                          -----------    -------------  -------------    -----------   -----------
Balance at June 26, 1999................  $       609    $       2,120  $       1,270    $       91    $     4,090
                                          ===========    =============  =============    ===========   ===========
IHDG RESTRUCTURING CHARGES AND
  OTHER INTEGRATION COSTS:
Liabilities accrued at December 26, 1998  $     3,256                   $         648    $        50   $     3,954
U.K. Restructuring - expensed in 1999...        2,810                                                        2,810
Expensed in 1999........................          132                                          9,008         9,140
Cash expenditures.......................       (2,024)                                        (9,013)      (11,037)
                                          -----------                   -------------    -----------   -----------
Balance at June 26, 1999................  $     4,174                   $         648    $        45   $     4,867
                                          ===========                   =============    ===========   ===========


4.       CERTAIN NON-CASH CHARGES

        The Company incurred non-cash charges related to inventory write-downs during the periods presented of $4.6 million for the six months ended June 27, 1998 and $1.9 million for the three and six months ended June 26, 1999. In 1998, the Company reported non-cash charges related to amortization of the inventory step-up of $7.4 million and $8.7 million for the three and six months, respectively. These charges were reported with cost of goods sold in the accompanying condensed consolidated statements of operations.

                       THE IMPERIAL HOME DECOR GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


5.    SUPPLEMENTAL INFORMATION

        Inventories consist of the following (in thousands):

                                                                                                 June 26,          Dec. 26,
                                                                                                   1999              1998
                                                                                            -----------------   ----------------

        Finished and in-process goods, net...............................................   $     107,227       $       94,145
        Raw materials and supplies, net..................................................           8,697                9,432
                                                                                            ----------------    ----------------
        Inventories, net                                                                    $     115,924       $     103,577
                                                                                            ================    ================

6.    INCOME TAXES

        A valuation allowance of approximately $18.1 million has been recognized as management determined that it is more likely than not that the deferred tax assets for the U.S. and Canadian operations will not be realized.

7.    NEW ACCOUNTING PRONOUNCEMENTS

        In 1999, we adopted Statement of Position ("SOP") 98-1; Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use and capitalized certain external costs and expensed all other costs as incurred. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The effect of adopting the SOP was not material to operating results.

8.    COMMITMENTS AND CONTINGENCIES

        The Company is subject to federal, state and local laws and regulations concerning the environment, and it has received notices that it is a potentially responsible party ("PRP") in administrative proceedings at two sites. It is difficult to estimate the total cost of remediation due to the complexity of the environmental laws and regulations, the uncertainty regarding the extent of the environment risks and the Company's responsibility, and the selection of alternative compliance approaches. A liability is recorded when it is possible to reasonably estimate the Company's liability with respect to environmental matters. The Company has recorded an accrual of $1.5 million for potential exposures as of June 26, 1999, including $.9 million for the Solvents Recovery Service of New England superfund site in Southington, Connecticut and other superfund sites, $.3 million for the Ashaway facility and $.3 million for the Haverhill facility. The amount for the Ashaway facility pertains to a release, which was discovered in December of 1998, from an underground storage tank, which was believed to be removed but more recently discovered to be abandoned in place. The Haverhill facility amount relates to the Company's investigation and remediation of releases of phthalate compounds from above-ground storage tanks into soil and groundwater beneath the facility. In the opinion of the Company's Management, based on the facts presently known to it, the ultimate outcome of environmental matters will not have, individually or in the aggregate, a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        Additionally, the Company is party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Company with respect to litigation cannot be estimated with certainty, but management presently believes, based on its examination of such matters, experience to date and discussions with counsel, that such liability will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                       THE IMPERIAL HOME DECOR GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


9.    COMPREHENSIVE INCOME

         Comprehensive income/(loss) for the six months ended June 26, 1999 and June 27, 1998 was as follows:

                                                                             SIX MONTHS ENDED
                                                                             ----------------
                                                                        JUNE 26,              JUNE 27,
                                                                          1999                  1998
                                                                  ---------------------- --------------------

       Net loss                                                  $         (20,444)     $         (22,430)
       Foreign currency translation adjustments                              2,406                   (657)
                                                                 -----------------      ------------------
       Comprehensive loss                                        $         (18,038)     $         (23,087)
                                                                 =================      =================

10.   OPERATING SEGMENTS AND GEOGRAPHIC REPORTING

     The Company has two primary operating segments: wallcovering products and flexible vinyl films and sheeting. The wallcovering products segment includes residential and commercial wallcoverings and heat transfer paper. This segment operates worldwide but primarily in the United States, Canada, and the United Kingdom. The flexible vinyl films and sheetings product segment includes calendered, flexible PVC sheeting, printed sheeting and laminated products. This segment operates in the United States and Canada.


                                                                             SIX MONTHS ENDED
                                                                    ----------------------------------
                                                                        JUNE 26,              JUNE 27,
                                                                          1999                  1998
                                                                 -----------------      -----------------
       Net Sales:
          Wallcoverings products                                 $         190,082      $         188,749
          Vinyl films and sheetings                                         28,535                 26,281
                                                                 -----------------      ------------------
                                                                 $         218,617      $         215,030
                                                                 =================      =================
       Operating Income (Loss):
          Wallcovering products                                  $          (6,222)     $          (9,000)
          Vinyl films and sheetings                                          2,674                    596
                                                                 -----------------      ------------------
                                                                 $          (3,548)     $          (8,404)
                                                                 =================      =================
       Identifiable Assets:
          Wallcovering products                                  $         400,554      $         387,518
          Vinyl films and sheetings                                         29,183                 27,691
                                                                 -----------------      -----------------
                                                                 $         429,737      $         415,209
                                                                 =================      =================

                       THE IMPERIAL HOME DECOR GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


11.     SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

        The Company's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Guarantees") by the Company's domestic subsidiaries (The Imperial Home Decor Group (US) LLC, Vernon Plastics Inc. and WDP Investments, Inc.) and Imperial Home Decor Group Holdings I Limited, a U.K. Company, (collectively the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct wholly-owned subsidiary of the Company. The obligations of each Guarantor Subsidiary under its Guarantee are subordinated to such subsidiary's obligations under the Senior Credit Facilities. The following is the condensed consolidating financial information for the Company, the Guarantor Subsidiaries and the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"). Such financial information is consolidated in the presentation elsewhere in this report because
(i) the Guarantor Subsidiaries have fully and unconditionally guaranteed the Notes on a joint and several basis and (ii) management of the Company believes that separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries would not provide additional information that is material to investors in the Notes.

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

                       THE IMPERIAL HOME DECOR GROUP INC.


               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                                  JUNE 26, 1999
                                 (IN THOUSANDS)

                                                                       NON-
                                             PARENT    GUARANTOR    GUARANTOR  ELIMINATION
                                            COMPANY   SUBSIDIARIES SUBSIDIARIES ADJUSTMENTS  CONSOLIDATED
                                           ---------  ------------ ------------ -----------  ------------
ASSETS
Current Assets:
      Cash and equivalents .............                $   1,458   $     921                 $   2,379
      Accounts receivable ..............                   56,030      52,164                   108,194
      Inventories ......................                   72,372      44,613    $  (1,061)     115,924
      Other current assets .............                    3,263       7,026                    10,289
                                           ---------    ---------   ---------    ---------    ---------
        Total current assets ...........                  133,123     104,724       (1,061)     236,786

Property and equipment, net ............                   47,590      67,592       (1,275)     113,907
Assets held for resale .................                    2,440                                 2,440
Goodwill ...............................                    1,108       8,737                     9,845
Deferred design, engraving and sample
      book costs .......................                   24,296      11,566                    35,862
Other non-current assets ...............   $  15,842          138      14,917                    30,897
Investment in subsidiaries .............      78,456                               (78,456)
                                           ---------    ---------   ---------    ---------    ---------
TOTAL                                      $  94,298    $ 208,695   $ 207,536    $ (80,792)   $ 429,737
                                           =========    =========   =========    =========    =========
LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIENCY)
Current Liabilities:
      Current portion of long-term debt    $   1,250                                          $   1,250
      Notes payable under revolving
        credit facilities ................    36,000                $  18,214                    54,214
      Accounts payable .................          11    $  32,780      41,403                    74,194
      Other current liabilities ........       7,928       26,713      38,310    $     160       73,111
      Intercompany  payable/(receivable)     (49,503)      49,681        (180)           2
                                           ---------    ---------   ---------    ---------    ---------
           Total current liabilities ...      (4,314)     109,174      97,747          162      202,769

Long-term debt .........................     348,750                                            348,750
Deferred income taxes ..................                                6,656                     6,656
Other long-term liabilities ............                   10,288         516           27       10,831

Shareholders' equity (deficiency) ......    (250,138)      89,233     102,617      (80,981)    (139,269)
                                           ---------    ---------   ---------    ---------    ---------
TOTAL                                      $  94,298    $ 208,695   $ 207,536    $ (80,792)   $ 429,737
                                           =========    =========   =========    =========    =========

                       THE IMPERIAL HOME DECOR GROUP INC.


               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                                DECEMBER 26, 1998
                                 (IN THOUSANDS)

                                                                         NON-
                                              PARENT      GUARANTOR    GUARANTOR   ELIMINATION
                                              COMPANY    SUBSIDIARIES SUBSIDIARIES ADJUSTMENTS  CONSOLIDATED
                                             ----------  ------------ ------------ ------------ ------------
ASSETS
Current Assets:
       Cash and equivalents ...............                $     774   $     464                 $   1,238
       Accounts receivable ................                   50,641      45,854                    96,495
       Inventories ........................                   58,821      46,855    $  (2,099)     103,577
       Other current assets ...............                    3,209       3,949                     7,158
                                              ---------    ---------   ---------    ---------    ---------
           Total current assets ...........                  113,445      97,122       (2,099)     208,468

Property and equipment, net ...............                   41,255      71,297       (1,327)     111,225
Assets held for resale ....................                    4,190                                 4,190
Goodwill ..................................                    1,148       9,368                    10,516
Deferred design, engraving and sample
   book costs .............................                   17,627      15,164                    32,791
Other non-current assets ..................   $  17,102          127      16,321                    33,550
Investment in subsidiaries ................      93,508                               (93,508)
                                              ---------    ---------   ---------    ---------    ---------
TOTAL .....................................   $ 110,610    $ 177,792   $ 209,272    $ (96,934)   $ 400,740
                                              =========    =========   =========    =========    =========
LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIENCY)
Current Liabilities:
       Current portion of long term debt ..   $   1,250                                          $   1,250
       Notes payable under revolving credit
        facilities ........................      20,000                $  10,170                    30,170
       Accounts payable ...................          11    $  17,822      35,070                    52,903
       Other current liabilities ..........       7,409       24,147      34,201    $     218       65,975
       Intercompany payable/(receivable) ..     (38,897)      43,605      (4,643)         (65)          --
                                              ---------    ---------   ---------    ---------    ---------

           Total current  liabilities .....     (10,227)      85,574      74,798          153      150,298

Long-term debt ............................     348,750                                            348,750
Deferred income taxes .....................                                7,494                     7,494
Other long-term liabilities ...............                    9,943         486           27       10,456

Shareholders' equity (deficiency) .........    (227,913)      82,275     126,494      (97,114)    (116,258)
                                              ---------    ---------   ---------    ---------    ---------
TOTAL                                         $ 110,610    $ 177,792   $ 209,272    $ (96,934)   $ 400,740
                                              =========    =========   =========    =========    =========

                       THE IMPERIAL HOME DECOR GROUP INC.


          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 26, 1999
                                 (IN THOUSANDS)


                                       PARENT      GUARANTOR  NON-GUARANTOR ELIMINATION
                                       COMPANY   SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS  CONSOLIDATED
                                       -------   ------------ ------------  ------------- ------------
Net sales ..........................                $  67,201   $  83,134    $ (38,089)   $ 112,246
Cost of goods sold .................                   39,287      70,831      (38,863)      71,255
                                                    ---------   ---------    ---------    ---------
Gross margin .......................                   27,914      12,303          774       40,991
Operating expenses:
     Distribution ..................                    4,317       4,597                     8,914
     Marketing .....................                   13,273       7,585                    20,858
     General and administrative ....                    3,704       2,889           27        6,620
     Restructuring charges and other
       integration costs                                2,492       4,080           (5)       6,567
                                                    ---------   ---------    ---------    ---------
Operating income (loss) ............                    4,128      (6,848)         752       (1,968)
Merger costs........................

Equity (income) loss ...............   $   7,802                                (7,802)
Interest (income) expense, net .....       3,692        1,104       5,002                     9,798
                                       ---------    ---------   ---------    ---------    ---------
Income (loss) before income taxes ..     (11,494)       3,024     (11,850)       8,554      (11,766)
Income tax (benefit) provision .....                               (1,724)                   (1,724)
                                       ---------    ---------   ---------    ---------    ---------
Net income (loss) ..................   $ (11,494)   $   3,024   $ (10,126)   $   8,554    $ (10,042)
                                       =========    =========   =========    =========    =========


                        THREE MONTHS ENDED JUNE 27, 1998
                                 (IN THOUSANDS)

                                                                             NON-
                                    PARENT      GUARANTOR    GUARANTOR    ELIMINATION
                                    COMPANY    SUBSIDIARIES SUBSIDIARIES  ADJUSTMENTS  CONSOLIDATED
                                    -------    ------------ ------------  ------------ -----------
Net sales .......................                $  67,642    $  84,566    $ (33,112)   $ 119,096
Cost of goods sold ..............                   49,821       61,987      (32,846)      78,962
                                                 ---------    ---------    ---------    ---------
Gross margin ....................                   17,821       22,579         (266)      40,134
Operating expenses:
     Distribution ...............                    1,648        3,690                     5,338
     Marketing ..................                   12,277       10,481                    22,758
     General and administrative .                    3,928        4,817                     8,745
     Restructuring charges and
       other integration costs ..                    1,854                                  1,854
                                                 ---------    ---------    ---------    ---------
Operating income (loss) .........                   (1,886)       3,591         (266)       1,439
Merger costs.....................

Equity (income) loss ............   $   5,567                                 (5,567)
Interest (income) expense, net ..       1,539        1,491        5,524                     8,554
                                    ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes      (7,106)      (3,377)      (1,933)       5,301       (7,115)
Income tax (benefit) provision ..                      303          (46)                      257
                                    ---------    ---------    ---------    ---------    ---------
Net income (loss) ...............   $  (7,106)   $  (3,680)   $  (1,887)   $   5,301    $  (7,372)
                                    =========    =========    =========    =========    =========

                       THE IMPERIAL HOME DECOR GROUP INC.


          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                         SIX MONTHS ENDED JUNE 26, 1999
                                 (IN THOUSANDS)

                                                                  NON-
                                        PARENT     GUARANTOR    GUARANTOR   ELIMINATION
                                       COMPANY    SUBSIDIARIES SUBSIDIARIES  ADJUSTMENTS CONSOLIDATED
                                       -------    ------------ ------------  ----------- ------------
Net sales ..........................                $ 129,559   $ 153,934    $ (64,876)   $ 218,617
Cost of goods sold .................                   73,201     129,129      (65,979)     136,351
                                                    ---------   ---------    ---------    ---------
Gross margin .......................                   56,358      24,805        1,103       82,266
Operating expenses:
     Distribution ..................                    7,427       9,045                    16,472
     Marketing .....................                   24,973      16,523                    41,496
     General and administrative ....                    7,911       7,958           27       15,896
     Restructuring charges and other
      integration costs ............                    6,951       5,004           (5)      11,950
                                                    ---------   ---------    ---------    ---------
Operating income (loss) ............                    9,096     (13,725)       1,081       (3,548)
Merger costs........................

Equity (income) loss ...............   $  15,052                               (15,052)
Interest (income) expense, net .....       7,173        2,166      10,044                    19,383
                                       ---------    ---------   ---------    ---------    ---------
Income (loss) before income taxes ..     (22,225)       6,930     (23,769)      16,133      (22,931)
Income tax (benefit) provision .....                               (2,487)                   (2,487)
                                       ---------    ---------   ---------    ---------    ---------
Net income (loss) ..................   $ (22,225)   $   6,930   $ (21,282)   $  16,133    $ (20,444)
                                       =========    =========   =========    =========    =========


                         SIX MONTHS ENDED JUNE 27, 1998
                                 (IN THOUSANDS)

                                                                NON-
                                     PARENT     GUARANTOR     GUARANTOR   ELIMINATION
                                     COMPANY   SUBSIDIARIES  SUBSIDIARIES ADJUSTMENTS  CONSOLIDATED
                                     -------   ------------  ------------ ------------ ------------
Net sales .......................                $ 107,227    $ 159,573    $ (51,770)   $ 215,030
Cost of goods sold ..............                   82,652      115,167      (51,504)     146,315
                                                 ---------    ---------    ---------    ---------
Gross margin ....................                   24,575       44,406         (266)      68,715
Operating expenses:
     Distribution ...............                    3,349        8,080                    11,429
     Marketing ..................                   19,842       19,404                    39,246
     General and administrative .                    6,041       11,663                    17,704
     Restructuring charges and
      other integration costs ...                    6,728        2,012                     8,740
                                                 ---------    ---------    ---------    ---------
Operating income (loss) .........                  (11,385)       3,247         (266)      (8,404)
Merger costs ....................   $   4,000                                               4,000

Equity (income) loss ............      15,190                                (15,190)
Interest (income) expense, net ..       2,974        1,457        5,471                     9,902
                                    ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes     (22,164)     (12,842)      (2,224)      14,924      (22,306)
Income tax (benefit) provision ..                      303         (179)                      124
                                    ---------    ---------    ---------    ---------    ---------
Net income (loss) ...............   $ (22,164)   $ (13,145)   $  (2,045)   $  14,924    $ (22,430)
                                    =========    =========    =========    =========    =========

                       THE IMPERIAL HOME DECOR GROUP INC.

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                         SIX MONTHS ENDED JUNE 26, 1999
                                 (IN THOUSANDS)

                                                                          NON-
                                                PARENT      GUARANTOR    GUARANTOR  ELIMINATION
                                               COMPANY    SUBSIDIARIES SUBSIDIARIES ADJUSTMENTS CONSOLIDATED
                                               -------    ------------ ------------ ----------- ------------
Cash flows from operating activities: ......   $(16,000)   $  8,492      $ (5,083)                $(12,591)
                                               --------    --------      --------    --------     --------
Cash flows used in investing activities:
      Capital expenditures .................                 (7,808)       (1,999)                  (9,807)
                                               --------    --------      --------    --------     --------
Cash flows provided by financing activities:
      Net borrowings under revolving credit
        facilities .........................     16,000                     7,759                   23,759
                                               --------    --------      --------    --------     --------
Effect of exchange rate changes on cash ....                                 (220)                    (220)
                                               --------    --------      --------    --------     --------
Increase (decrease) in cash and equivalents                     684           457                    1,141
Cash and equivalents at beginning of period                     774           464                    1,238
                                               --------    --------      --------    --------     --------
Cash and equivalents at end of period ......   $   --      $  1,458      $    921    $   --       $  2,379
                                               ========    ========      ========    ========     ========

                         SIX MONTHS ENDED JUNE 27, 1998
                                 (IN THOUSANDS)


                                                                          NON-
                                                PARENT      GUARANTOR    GUARANTOR  ELIMINATION
                                               COMPANY    SUBSIDIARIES SUBSIDIARIES ADJUSTMENTS CONSOLIDATED
                                              ----------  ------------ ------------ ----------- ------------
Cash flows from operating activities: .....    $(22,951)   $ (2,267)     $ 11,589                 $(13,629)
                                              ---------    ---------     --------                 ---------
Cash flows used in investing activities:
      Capital expenditures ................                  (4,216)       (5,043)                  (9,259)
      Acquisition of Imperial
        Wallcoverings, Inc.,
        including direct costs ............     (73,800)                                           (73,800)
                                              ---------    ---------     --------                 --------
Cash used in investing activities .........     (73,800)     (4,216)       (5,043)                 (83,059)
                                              ---------    ---------     --------                 --------
Cash flows provided by (used in)
financing
      activities:
        Net borrowings under
          revolving credit facilities .....      18,650                     3,668                   22,318
        Borrowings under long-term debt
         arrangements .....................     323,000                                            323,000
        Debt issuance fees ................     (19,220)                                           (19,220)
        Equity contribution ...............      84,553                                             84,553
        Borden recapitalization cash
         distribution .....................    (314,432)                                          (314,432)
        Dividends paid ....................      (2,635)                                            (2,635)
        Change in owner's investment ......       6,835                                              6,835
                                              ---------    ---------     --------                 --------
Net cash provided by (used in) financing
         activities .......................      96,751                     3,668                  100,419
                                              ---------    ---------     ---------                ---------
Effect of exchange rate change on cash ....                                (1,508)                  (1,508)
                                              ---------    ---------     ---------                ---------
Increase (decrease) in cash and equivalents                  (6,483)        8,706                    2,223
Cash and equivalents at beginning of period                     229         3,566                    3,795
                                              ---------    ---------     --------    --------     --------
Cash and equivalents at end of period .....    $   --      $ (6,254)     $ 12,272    $   --       $  6,018
                                              =========    =========     ========    ========     ========

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following discussion of the financial condition and results of operations of the Company includes explanations of:

     - What our earnings and costs were for the three and six months ended June 26, 1999 and June 27, 1998;

     -    Why the earnings for the periods presented differed;

     - How and why this affects the general financial condition of the Company;

     - Capital expenditures and future sources of funds for capital expenditures and liquidity; and

     - Which of the charges and expenses included in the Company's financial results are one-time charges relating to the Integration Plan and restructuring and other integration costs.

        We encourage you to refer to the Condensed Consolidated Statements of Operations included as part of this report. These statements of operations present the results of our operations for the three and six months ended June 26, 1999 and June 27, 1998. In this section we discuss changes in specific statement of operations line items from period to period. By reading this section and by referring to the financial statement as you do so, we believe you will better understand information which may be helpful to you in making decisions about your investment in the Company.

        The Company as it currently exists is the result of the recapitalization of the Company and the combination of its residential wallcoverings and PVC sheeting businesses with the wallcoverings businesses of Imperial. Before the recapitalization and combination, the Company was substantially wholly owned by Borden and was known as Borden Decorative Products Holding, Inc. and Imperial was owned by Collins & Aikman Corporation. The Company's results of operations for the six months ended June 27, 1998 include approximately 15 weeks of Imperial's results of operations due to the acquisition of Imperial in March 1998. Because of the recapitalization and Imperial acquisition, the Company's results of operations and financial condition discussed in this report are not necessarily indicative of the Company's future results of operations.

        In 1998, we adopted a plan to integrate the Company's and Imperial's operations in North America. For a description of the elements of the Integration Plan, the progress in completing the various elements of it and the related costs, see Footnote 3 to the Condensed Consolidated Financial Statements under Item 1. As described in greater detail below, costs incurred in 1998 and 1999 in connection with the implementation of the Integration Plan and other restructuring and integration costs and transaction costs substantially impacted our results of operations.


FOR THE THREE AND SIX MONTHS ENDED JUNE 26, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 27, 1998.

RESULTS OF OPERATIONS

        NET SALES. Net sales were $112.2 million and $218.6 million for the three and six months ended June 26, 1999, respectively, compared to $119.1 million and $215.0 million for the same periods in 1998, representing a decrease of $6.9 million, or 5.8%, and an increase of $3.6 million, or 1.7%, respectively. For the six months ended June 26, 1999, our consolidated results reflect the inclusion of a full six months of Imperial sales in 1999, an increase of $21.1 million. For the three and six month periods, we experienced sales declines in the U.K., Eastern Europe and Russia of $4.0 and $15.1 million, respectively, due to adverse market conditions in those geographic areas. Weaker foreign currencies in the periods presented versus the same periods a year ago resulted in lower reported sales of $2.4 million and $4.7 million for the three and six months ended June 26, 1999, respectively. In North America, declines during recent periods were stabilized. North American sales were flat for the three months where increased promotional activity offset a generally weaker North American wallcoverings market.

        Vernon Plastics' sales of flexible vinyl films and sheeting increased by 16.6%, or $2.4 million, for the quarter to $16.6 million and 8.6%, or $2.3 million, to $28.6 million for the first six months of 1999

        GROSS MARGIN. Gross margin was 36.5% of net sales for the three months and 37.6% of net sales for the six months ended June 26, 1999 compared to 33.7% and 32.0% of net sales for the same periods in 1998. We incurred non-cash charges related to inventory write-downs during the periods presented of $4.6 million for the six months ended June 27, 1998 and $1.9 million for the three and six months ended June 26, 1999 (see "Liquidity and Capital Resources - General"). In 1998, we reported non-cash charges related to amortization of the inventory step-up of $7.4 million and $8.7 million for the three and six months, respectively. Without these non-cash charges, gross margin would have been 38.2% and 38.5% of net sales for the three and six months ended June 26, 1999 compared to 39.9% and 38.1% of net sales for the comparable periods in1998.

        In the three-month period, higher promotional activity combined with lower volumes in the U.K., Eastern Europe and Russia depressed margins. The increase in margin excluding non-cash charges in the six-month period was principally due to the change in product mix resulting from the Imperial acquisition.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses (which are the sum of distribution expense, marketing expense and general, administrative and other expense) were $36.4 million, or 32.4% of net sales, and $73.9 million, or 33.8% of net sales, for the three and six months ended June 26, 1999, respectively, compared to $36.8 million, or 30.9% of net sales, and $68.4 million, or 31.8% of net sales, for the same periods in 1998. This six-month period increase was primarily attributable to the inclusion in the 1999 period of the full six months of Imperial expenses of $16.7 million offset by other expense reductions. The three month period reflects increased distribution expense as a result of lower recovery of freight costs coupled with higher distribution costs pending completion of the Integration Plan, partially offset by efforts to manage expenses to mitigate the effect of the sales decline in the periods presented.

        RESTRUCTURING AND OTHER INTEGRATION COSTS. We recorded restructuring charges and other integration costs totaling $6.6 million for the three months and $12.0 million for six months ended June 26, 1999 compared to $1.9 million and $8.7 million for the same periods in 1998. The restructuring and other integration costs in 1998 were the result of our closing two distribution centers, consolidation of the finishing and bookmaking operations at one manufacturing facility and the consolidation of the Company's and Imperial's administrative functions, marketing activities and business systems. In 1999, charges include $2.8 million for write-down of assets to be disposed of to their net realizable value, buyouts of leases and other contractual agreements, and a reduction in the salary and hourly workforce by approximately 112 employees in our U.K. operations.

        The Company's Integration Plan is expected to be complete by the end of 2000. The costs of this plan are, in general, expected to decrease during this period. The Integration Plan is intended to substantially improve our results of operations. However, there cannot be any assurance that this will be the case.

        MERGER COSTS. We incurred costs of approximately $4.0 million in the six months ended June 27, 1998 relating to the Recapitalization, which consisted primarily of legal and underwriting fees.

        TAXES. Income tax benefit was $1.7 million and $2.5 million for the three and six months ended June 26, 1999, respectively, compared to income tax expense of $0.3 million and $0.1 million for the comparable periods in 1998. The decrease in income tax between the periods is not proportional to the reduction in income before taxes primarily due to a valuation allowance which reduced the income tax benefit of the loss on operations in both periods.

        NET LOSS. As a result of the factors set forth above, we recorded a net loss of $10.0 million for the three months and $20.4 million for the six months ended June 26, 1999 compared to net loss of $7.4 million and $22.4 million for the comparable periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

        Our primary sources of liquidity have been cash flow from operations and borrowings under the Senior Credit Facilities. Pursuant to our operating strategy, we maintain minimal cash balances and are substantially dependent upon, among other things, the availability of adequate working capital financing to support normal operations.

        We are highly leveraged as a result of the Recapitalization and the Imperial Acquisition. Since those transactions, we have incurred substantial losses as a result of significant sales decline and duplication of costs among various facilities pending completion of the Integration Plan.

        Our liquidity decreased during the first half of 1999 due primarily to the losses we incurred ($20.4 million) and increases in inventory ($12.3 million) and accounts receivable ($11.7 million). The increase in inventories was primarily attributable to seasonal factors and below-plan sales. We intend to review our overall inventory levels during the remainder of the year and accelerate our disposition of surplus and obsolete inventories to facilitate our warehouse consolidation outlined in the Integration Plan. We may take further non-cash charges against inventories to the extent appropriate. The increase in receivables is generally attributable to seasonal factors and credit and other issues with particular accounts, which we are seeking to address.

        We financed our losses, increased investment in working capital, capital expenditures and other cash requirements during the first half of the year through cash from operations, bank borrowings and increases in accounts payable. The total availability under our Senior Credit Facility as of June 26, 1999 was $22.8 million. We will be working during the remainder of the year to decrease our level of investment in working capital and improve our results of operations and presently expect to have sufficient cash resources to continue to finance our operations. If we are unsuccessful in improving our results of operations and liquidity, we would need to seek modification of our covenants under our Senior Credit Facility and/or additional equity or debt capital and we cannot be sure that covenant modifications or additional equity or debt capital would be available or, if so, as to the timing and terms.

CREDIT FACILITIES

        Our Senior Credit Facilities provide up to $300.0 million in loans to the Company. The Senior Credit Facilities consist of aggregate principal amount of $225.0 million of term loans and a $75.0 million six-year revolving credit facility. As of June 26, 1999, our consolidated indebtedness was $404.2 million consisting of:

  -   $225.0 million of term loans;

  -   $52.4 million of revolving credit loans;

  -   $125.0 million of senior subordinated notes; and

  -   $1.8 million in an unsecured overdraft facility.

        The Senior Credit Facilities contain covenants requiring, among other things, that we maintain a minimum interest coverage ratio and maximum net leverage ratio. In the calculation of these ratios we may give effect, subject to certain limitations, to certain cost savings expected to result from the implementation of the Integration Plan. Under the Senior Credit Facilities, we could be required to repay our loans or take other actions if the minimum interest coverage ratio and maximum net leverage ratio are not maintained. At June 26, 1999 we were in compliance with the minimum interest coverage ratio, maximum net leverage ratio and other financial covenants of the Senior Credit Facilities. We believe that the available credit under the Senior Credit Facilities and cash from operations will be sufficient to meet our current and foreseeable future financial obligations, assuming we successfully carry out the Integration Plan, further improve our levels of operations and achieve planned working capital reductions in inventory and receivables. However, as noted above, if we are unsuccessful in decreasing our level of investment in working capital, implementing the Integration Plan and improving our results of operations, we would not continue to comply with these Senior Credit Facilities covenants and would need to seek covenant modifications and/or additional debt or equity capital. The indenture for the notes contains covenants that, among other things, limit our ability to make additional borrowings. However, we are permitted under the indenture to incur additional borrowings available under the Senior Credit Facilities, including, as modified or extended, to refinance indebtedness, to incur certain transactional indebtedness and to incur up to an additional $10.0 million of indebtedness outstanding at any time above the additional borrowings otherwise permitted.


CAPITAL EXPENDITURES

        Our capital expenditures for six months ended June 26, 1999 totaled $9.8 million and we have entered into operating leases for new equipment that would have cost approximately $4.1 million had it been purchased outright. We presently estimate that the Company's total capital expenditures for 1999 will be approximately $18.0 million, primarily to continue to carry out the Integration Plan, increase the Imperial Gallery program and maintain our facilities. We continue to revise our capital expenditure plan for 1999 in light of current operations and market conditions and the progress on the Integration Plan. Our ability to make capital expenditures is subject to some restrictions in the Senior Credit Facilities and the indenture relating to the senior subordinated notes.


RECENTLY ISSUED ACCOUNTING STANDARDS

        In 1999, we adopted SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Prior to the adoption of the SOP, we capitalized certain external costs and expensed all other costs as incurred.


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

        We have been carrying out a comprehensive study of all of our computer systems to identify Year 2000 compliance and other operating issues. This includes programs developed internally and software purchased from outside vendors. As part of our Integration Plan, we selected the computer systems utilized by the wallcoverings business formerly owned by Borden for our critical business functions. We are currently in the process of converting our other primary computer systems to that system, which we believe is Year 2000 compliant based on testing procedures performed to date. The conversion of the Company's computer systems is on schedule and is expected to be completed for the U.K. operations and for Vernon Plastics by the end of the third quarter of 1999 and for the North American operations by the end of the fourth quarter of 1999. We do not expect any material costs for software purchases related to this conversion.

        We also conducted a comprehensive Year 2000 study of our other computer systems and technologies. This study identified Year 2000 issues as well as strategies for addressing those that affect third-party software or equipment applications and processing and manufacturing systems. We have also contacted third-party providers and have sought appropriate representations that Year 2000 issues associated with the software they provide to us have been addressed on time. Costs incurred through June 26, 1999 related to the systems conversion as discussed above amounted to approximately $2.3 million, including hardware and software for systems integration projects which would have occurred notwithstanding the Year 2000 issues. We estimate future costs of resolving Year 2000 issues of approximately $.4 million, including costs incurred to enhance functionality and increase capacity for our business systems.

        We are implementing our own Year 2000 compliance program as described above. However, our inability or the inability of our material suppliers and customers to find and put into place solutions to their respective Year 2000 issues on time and on a cost effective basis could have a material adverse effect on us. We are in the process of developing formal contingency plans for dealing with the Year 2000 issue. Accordingly, while we believe that we are taking appropriate actions in this area, there can be no assurance that the Year 2000 issue will not have a material adverse effect on our financial condition or results of operations.


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

   -  Competitive factors, pricing pressures and other market conditions;

   -  General economic conditions in the U.S. and abroad;

   -  Market demand for home decorating products;

   -  The Year 2000 issue;

   -  Our losses from operations in recent periods;

   -  Limitations on the availability of working capital and other financing;

   -  Impact of present and future laws;

   -  Adverse changes in governmental rules or policies;

   - Availability of financing or equity investments to fund operations or capital expenditures; and

   -  Fluctuations in raw materials prices and availability of supply.

For further discussion of risks and uncertainties, see Item 7 under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 26, 1998. All statements other than statements of historical facts included in this report, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations - - General," "- -Liquidity and Capital Resources," and "- -Year 2000 Compliance," and located elsewhere in this report regarding the Company's financial position, and any statements regarding other future events or future prospects of the Company, are forward-looking statements. When used in this report, the words "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These forward-looking statements speak only as of the date of this report. The Company is not undertaking any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct or that savings or other benefits anticipated in the forward-looking statements will be achieved. Holders of the Company's securities are cautioned not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or person acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements.






                                  SIGNATURES


                              THE IMPERIAL HOME DECOR GROUP INC.

        Date:08/10/1999       By: Scott R. Levin
                                  ______________

                                  Scott R. Levin
                                  Executive Vice President--Administration and
                                  Chief Financial Officer

                                  (Principal Financial Officer and Duly
                                  Authorized Officer)