Form 10-Q/A
period 1999-06-26
IMPERIAL HOME DECOR GROUP INC
filed 1999-09-02
CIK 1060242

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                  FORM 10-Q/a
                                  Amendment #1

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

                                     Part I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       THE IMPERIAL HOME DECOR GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       JUNE 26,          DEC. 26,
                                                                                         1999              1998
                                                                                   ----------------  -----------------
                                                                                     (As restated,
                                                                                      See Note 1)
                                     ASSETS
Current Assets:
     Cash and equivalents........................................................  $         2,379   $          1,238
     Accounts receivable, less allowance for doubtful accounts
        of $4,178 and $3,950, respectively.......................................          108,194             96,495
     Inventories................................................................           105,924            103,577
     Other current assets.......................................................            10,289              7,158

                                                                                   ----------------  -----------------
Total Current Assets............................................................           226,786            208,468

Property, plant and equipment, net of accumulated depreciation of $62,584
     and $68,496, respectively..................................................           113,907            111,225
Assets held for resale..........................................................             2,440              4,190
Goodwill........................................................................             9,845             10,516
Deferred  design, engraving and sample book costs...............................            35,862             32,791
Other non-current assets........................................................            30,897             33,550

                                                                                   ----------------  -----------------
Total                                                                              $       419,737   $        400,740
                                                                                   ----------------  -----------------
               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
     Current portion of long-term debt..........................................   $         1,250   $          1,250
     Notes payable under revolving credit facilities............................            54,214             30,170
     Accounts payable...........................................................            64,194             52,903
     Other current liabilities..................................................            73,111             65,975

                                                                                   ----------------  -----------------
Total Current Liabilities.......................................................           192,769            150,298

Long-term debt..................................................................           348,750            348,750
Deferred income taxes...........................................................             6,656              7,494
Other long-term liabilities.....................................................            10,831             10,456
Commitments and contingencies (Note 8)..........................................

                                                                                   ----------------  -----------------
Total Liabilities                                                                          559,006            516,998

                                                                                   ----------------  -----------------
Shareholders' Equity (Deficiency):
     Common stock...............................................................                59                 59
     Paid in capital............................................................           (63,108)           (63,108)
     Retained earnings (deficit)................................................           (72,995)           (47,578)
     Accumulated other comprehensive loss.......................................            (3,225)            (5,631)

                                                                                   ----------------  -----------------
Total Shareholders' Equity (Deficiency)                                                   (139,269)          (116,258)

                                                                                   ----------------  -----------------
Total                                                                              $       419,737     $      400,740
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
                                                                 =========    =========    =========    =========

                       THE IMPERIAL HOME DECOR GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                ----------------------
                                                                                 JUNE 26,     JUNE 27,
                                                                                   1999         1998
                                                                                ---------    ---------
                                                                              (As restated,
                                                                               See Note 1)
Cash flows from operating activities:
        Net Income (loss) ...................................................   $ (20,444)   $ (22,430)
        Adjustments to reconcile net loss to net cash
          used in operating activities:
                Depreciation and amortization ...............................       7,590        7,578
                Amortization of deferred financing costs ....................       1,260          737
                Deferred foreign income taxes ...............................      (2,949)         (78)
        Change in operating assets and liabilities, net of acquisition:
                Accounts receivable .........................................     (12,194)      (6,479)
                Inventories, net ............................................      (2,358)         874
                Accounts payable ............................................      12,369        3,443
                Other assets ................................................      (2,039)      (2,951)
                Other liabilities ...........................................       6,174        5,677
                                                                                ---------    ---------
                Cash used in operating activities ...........................     (12,591)     (13,629)
                                                                                ---------    ---------
Cash flows from investing activities:
        Capital expenditures ................................................      (9,807)      (9,259)
        Acquisition of Imperial Wallcoverings, Inc., including direct
          costs .............................................................        --        (73,800)
                                                                                ---------    ---------
                Cash used in investing activities ...........................      (9,807)     (83,059)
                                                                                ---------    ---------
Cash flows from financing activities:
        Net borrowings under revolving credit facility ......................      23,759       22,318
        Borrowings under long-term debt arrangements ........................        --        323,000
        Debt issuance fees ..................................................        --        (19,220)
        Equity contribution and issuance of common stock ....................        --         84,553
        Borden recapitalization cash distribution ...........................        --       (314,432)
        Dividends paid ......................................................        --         (2,635)
        Changes in owners' investment .......................................        --          6,835
                                                                                ---------    ---------
                Cash provided by financing activities .......................      23,759      100,419
                                                                                ---------    ---------
Effect of exchange rate changes on cash .....................................        (220)      (1,508)
                                                                                ---------    ---------
Increase (decrease) in cash and equivalents .................................       1,141        2,223
Cash and equivalents at beginning of period .................................       1,238        3,795
                                                                                ---------    ---------
Cash and equivalents at end of period .......................................   $   2,379    $   6,018
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

        Subsequent to the issuance of the Company's consolidated financial statements as of and for the three and six month periods ended June 26, 1999, the Company's Management determined that certain intercompany balances had not been properly eliminated in consolidation. As a result, the financial statements as of June 26, 1999, have been restated from the amounts previously reported to reduce inventory and accounts payable balances by $10.0 million.

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

                       THE IMPERIAL HOME DECOR GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


5.    SUPPLEMENTAL INFORMATION

        Inventories consist of the following (in thousands):

                                                                                                 June 26,          Dec. 26,
                                                                                                   1999              1998
                                                                                            -----------------   ----------------

        Finished and in-process goods, net...............................................   $      97,227       $       94,145
        Raw materials and supplies, net..................................................           8,697                9,432
                                                                                            ----------------    ----------------
        Inventories, net                                                                    $     105,924       $     103,577
                                                                                            ================    ================

6.    INCOME TAXES

        A valuation allowance of approximately $18.1 million has been recognized as management determined that it is more likely than not that the deferred tax assets for the U.S. and Canadian operations will not be realized.

7.    NEW ACCOUNTING PRONOUNCEMENTS

        In 1999, we adopted Statement of Position ("SOP") 98-1; "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The effect of adopting the SOP was not material to operating results.

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


                                                                             SIX MONTHS ENDED
                                                                    ----------------------------------
                                                                        JUNE 26,              JUNE 27,
                                                                          1999                  1998
                                                                 -----------------      -----------------
       Net Sales:
          Wallcoverings products                                 $         190,082      $         188,749
          Vinyl films and sheetings                                         28,535                 26,281
                                                                 -----------------      ------------------
                                                                 $         218,617      $         215,030
                                                                 =================      =================
       Operating Income (Loss):
          Wallcovering products                                  $          (6,222)     $          (9,000)
          Vinyl films and sheetings                                          2,674                    596
                                                                 -----------------      ------------------
                                                                 $          (3,548)     $          (8,404)
                                                                 =================      =================
       Identifiable Assets:
          Wallcovering products                                  $         390,554      $         387,518
          Vinyl films and sheetings                                         29,183                 27,691
                                                                 -----------------      -----------------
                                                                 $         419,737      $         415,209
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

                       THE IMPERIAL HOME DECOR GROUP INC.


               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                                  JUNE 26, 1999
                                 (IN THOUSANDS)

                                                                       NON-
                                             PARENT    GUARANTOR    GUARANTOR  ELIMINATION
                                            COMPANY   SUBSIDIARIES SUBSIDIARIES ADJUSTMENTS  CONSOLIDATED
                                           ---------  ------------ ------------ -----------  ------------
ASSETS
Current Assets:
      Cash and equivalents .............                $   1,458   $     921                 $   2,379
      Accounts receivable ..............                   56,030      52,164                   108,194
      Inventories ......................                   62,372      44,613    $  (1,061)     105,924
      Other current assets .............                    3,263       7,026                    10,289
                                           ---------    ---------   ---------    ---------    ---------
        Total current assets ...........                  123,123     104,724       (1,061)     226,786

Property and equipment, net ............                   47,590      67,592       (1,275)     113,907
Assets held for resale .................                    2,440                                 2,440
Goodwill ...............................                    1,108       8,737                     9,845
Deferred design, engraving and sample
      book costs .......................                   24,296      11,566                    35,862
Other non-current assets ...............   $  15,842          138      14,917                    30,897
Investment in subsidiaries .............      78,456                               (78,456)
                                           ---------    ---------   ---------    ---------    ---------
TOTAL                                      $  94,298    $ 198,695   $ 207,536    $ (80,792)   $ 419,737
                                           =========    =========   =========    =========    =========
LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIENCY)
Current Liabilities:
      Current portion of long-term debt    $   1,250                                          $   1,250
      Notes payable under revolving
        credit facilities ................    36,000                $  18,214                    54,214
      Accounts payable .................          11    $  22,780      41,403                    64,194
      Other current liabilities ........       7,928       26,713      38,310    $     160       73,111
      Intercompany  payable/(receivable)     (49,503)      49,681        (180)           2
                                           ---------    ---------   ---------    ---------    ---------
           Total current liabilities ...      (4,314)      99,174      97,747          162      192,769

Long-term debt .........................     348,750                                            348,750
Deferred income taxes ..................                                6,656                     6,656
Other long-term liabilities ............                   10,288         516           27       10,831

Shareholders' equity (deficiency) ......    (250,138)      89,233     102,617      (80,981)    (139,269)
                                           ---------    ---------   ---------    ---------    ---------
TOTAL                                      $  94,298    $ 198,695   $ 207,536    $ (80,792)   $ 419,737
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

        Our liquidity decreased during the first half of 1999 due primarily to the losses we incurred ($20.4 million) and increases in accounts receivable ($11.7 million) and inventory ($2.3 million). The increase in inventories was primarily attributable to seasonal factors and below-plan sales. We intend to review our overall inventory levels during the remainder of the year and accelerate our disposition of surplus and obsolete inventories to facilitate our warehouse consolidation outlined in the Integration Plan. We may take further non-cash charges against inventories to the extent appropriate. The increase in receivables is generally attributable to seasonal factors and credit and other issues with particular accounts, which we are seeking to address.

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


RECENTLY ISSUED ACCOUNTING STANDARDS

        In 1999, we adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The effect of adopting the SOP was not material to operating results.


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






                                  SIGNATURES


                              THE IMPERIAL HOME DECOR GROUP INC.

        Date:09/02/1999       By: Scott R. Levin
                                  ______________

                                  Scott R. Levin
                                  Executive Vice President--Administration and
                                  Chief Financial Officer

                                  (Principal Financial Officer and Duly
                                  Authorized Officer)