Form 10-Q
period 1999-09-25
IMPERIAL HOME DECOR GROUP INC
filed 1999-11-09
CIK 1060242

-------------------------------------------------------------------------------





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 25, 1999

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


          Number of shares outstanding of common stock at November 5, 1999:
5,937,500 Common Shares



--------------------------------------------------------------------------------

                                     Part I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       THE IMPERIAL HOME DECOR GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            SEPT. 25,             DEC. 26,
                                                                                              1999                  1998


                                                                                        --------------      -------------
                                       ASSETS
Current Assets:
     Cash and equivalents.......................................................       $         2,140    $         1,238
     Accounts receivable, less allowance for doubtful accounts
        of $3,451and $3,950, respectively.......................................                92,914             96,495
     Inventories................................................................               111,444            103,577
     Other current assets.......................................................                 9,978              7,158

                                                                                        --------------      -------------
Total Current Assets............................................................               216,476            208,468

Property, plant and equipment, net of accumulated depreciation of $66,840
        and $68,496, respectively...............................................               113,999            111,225
Assets held for resale..........................................................                 2,440              4,190
Goodwill........................................................................                10,054             10,516
Deferred design, engraving and sample book costs................................                36,378             32,791
Other non-current assets........................................................                30,310             33,550

                                                                                        --------------      -------------
Total                                                                                   $      409,657    $       400,740
                                                                                        ==============      =============
                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
        Current portion of long-term debt.......................................       $         3,000    $         1,250
        Notes payable under revolving credit facilities.........................                64,187             30,170
        Accounts payable........................................................                55,359             52,903
        Other current liabilities...............................................                62,045             65,975

                                                                                        --------------      -------------
Total Current Liabilities.......................................................               184,591            150,298

Long-term debt..................................................................               347,000            348,750
Deferred income taxes...........................................................                 6,412              7,494
Other long-term liabilities.....................................................                 8,997             10,456
Commitments and contingencies (Note 8)..........................................

                                                                                        --------------      -------------
Total Liabilities                                                                              547,000            516,998

                                                                                        --------------      -------------
Shareholders' Equity (Deficiency):
        Common stock............................................................                    59                 59
        Paid in capital.........................................................               (63,108)           (63,108)
        Retained earnings (deficit).............................................               (69,330)           (47,578)
        Accumulated other comprehensive (income) loss...........................                (4,964)            (5,631)

                                                                                        --------------      -------------
Total Shareholders' Equity (Deficiency)                                                       (137,343)          (116,258)

                                                                                        --------------      -------------
Total                                                                                   $       409,657    $       400,740
                                                                                        ===============      =============

                       THE IMPERIAL HOME DECOR GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               -----------------------------------   ------------------------------
                                                                     SEPT. 25,          SEPT. 26,         SEPT. 25,       SEPT. 26,
                                                                       1999                1998              1999            1998
                                                               --------------      ---------------   -------------   --------------
Net sales                                                        $     97,501       $    104,011     $     316,118   $     319,041
Cost of goods sold (including non-cash charges of $1,852
 for the nine months ended Sept. 25, 1999 and $12,895
 and $26,116 for the three and nine months ended
 Sept. 26, 1998, respectively)...........................              56,877             77,493           193,228         223,808



                                                               --------------      ---------------   -------------   --------------
Gross margin.............................................              40,624             26,518           122,890          95,233

Operating expenses:
          Distribution...................................               5,614              5,147            22,086          16,576
          Marketing......................................              16,590             19,505            58,086          58,751
          General and administrative.....................               6,037              8,455            21,933          26,159
          Restructuring charges and other integration costs             4,128              7,187            16,078          15,927

                                                               --------------      ---------------   -------------   --------------
Operating income (loss)..................................               8,255            (13,776)            4,707         (22,180)
Merger costs.............................................                   -                  -                 -           4,000
Interest expense, net (including amortization of
 deferred financing costs of $630 and $1,890 for the
 three and nine months ended Sept. 25, 1999, respectively;
 and $539 and $1,276 for the three and nine months ended
 Sept. 26, 1998, respectively)...........................              10,049              9,259            29,432          19,161
                                                               --------------      ---------------   -------------   --------------
Income (loss) before income taxes........................              (1,794)           (23,035)          (24,725)        (45,341)
Income tax (benefit) provision...........................                (486)              (285)           (2,973)           (161)

                                                               --------------      -------------     -------------    ------------
Net income (loss)........................................       $      (1,308)      $    (22,750)     $    (21,752)   $    (45,180)
                                                               ==============      =============     =============    ============

                       THE IMPERIAL HOME DECOR GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                   -----------------------------------------
                                                                                            SEPT. 25,            SEPT 26,
                                                                                              1999                 1998
                                                                                  ------------------   ------------------
Cash flows from operating activities:
        Net Income (loss)...................................................      $         (21,752)   $         (45,180)
        Adjustments to reconcile net loss to net cash
          used in operating activities:
                Depreciation and amortization...............................                 10,235               11,417
                Amortization of deferred financing costs....................                  1,890                1,276
                Deferred foreign income taxes...............................                 (3,342)              (1,035)
        Change in operating assets and liabilities, net of acquisition:
                Accounts receivable.........................................                  3,854               (2,330)
                Inventories, net............................................                 (7,226)              14,560
                Accounts payable............................................                  2,596               (7,130)
                Other assets................................................                   (858)              (8,509)
                Other liabilities...........................................                 (9,661)               6,699
                                                                                  ------------------   ------------------
                Cash used in operating activities...........................                (24,264)             (30,232)
                                                                                  ------------------   ------------------
Cash flows from investing activities:
        Capital expenditures................................................                (10,929)             (18,135)
        Acquisition of Imperial Wallcoverings, Inc., including
          direct costs......................................................                      -              (73,800)
                                                                                  ------------------   ------------------
                Cash used in investing activities...........................                (10,929)             (91,935)
                                                                                  ------------------   -------------------
Cash flows from financing activities:
        Net borrowings under revolving credit facility......................                 35,636               43,406
        Borrowings under long-term debt arrangements........................                      -              323,000
        Debt issuance fees..................................................                      -              (19,220)
        Equity contribution and issuance of common stock....................                      -               84,553
        Borden recapitalization cash distribution...........................                      -             (314,432)
        Dividends paid......................................................                      -               (2,635)
        Changes in owners' investment.......................................                      -                6,835
                                                                                  ------------------   ------------------
                Cash provided by financing activities.......................                 35,636              121,507
                                                                                  ------------------   ------------------
Effect of exchange rate changes on cash.....................................                    459                  (26)
                                                                                  ------------------   ------------------
Increase (decrease) in cash and equivalents.................................                    902                 (686)
Cash and equivalents at beginning of period.................................                  1,238                3,795
                                                                                  ------------------   ------------------
Cash and equivalents at end of period.......................................      $           2,140    $           3,109
                                                                                  ==================   ==================

                       THE IMPERIAL HOME DECOR GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of The Imperial Home Decor Group Inc. ("IHDG" or "the Company"), formerly known as Borden Decorative Products Holdings, Inc. ("BDPH"), have been prepared in accordance with generally accepted accounting principles for interim financial statement information and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, in all material respects, all adjustments (consisting only of usual recurring adjustments) considered necessary for a fair presentation are reflected in the condensed consolidated financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the combined financial statements and notes thereto for the year ended December 26, 1998. The results of operations for the three and nine months ended September 25, 1999 and September 26, 1998 are not necessarily indicative of the results to be expected for the full year.

        Certain prior year amounts have been reclassified to conform to the presentation utilized in the three and nine months ended September 25, 1999. The reclassification has no effect on operating results.


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

        The resulting purchase price allocation was as follows:

               Cash                                            $          206
               Accounts receivable                                     37,894
               Inventories                                             60,152
               Other current assets                                     1,980
               Property and equipment                                  33,522
               Assets held for resale                                   4,190
               Other non-current assets                                 2,521
               Accounts payable and accrued expenses                  (47,772)
               Deferred income taxes                                   (5,474)
               Other long-term liabilities                             (7,419)

                                                                   -----------
               Total                                             $     79,800
                                                                   ===========

                       THE IMPERIAL HOME DECOR GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


        The following unaudited pro forma consolidated results of operations for the nine months ended September 26, 1998 have been prepared as if the Imperial Acquisition had occurred as of the beginning of 1998:

                    Net Sales:               $352,068
                    Net Loss:                  60,474

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

        The Senior Credit Facilities consist of (i) a six-year revolving credit facility in an aggregate principal amount not to exceed $75 million ($64.1 million borrowed since the closing date and outstanding at September 25, 1999) and (ii) term loans consisting of (a) a $65.0 million six-year tranche A term loan facility, (b) a $115.0 million seven-year tranche B term loan facility and
(c) a $45.0 million eight-year tranche C loan facility, (collectively, the "Term Loans"). The Term Loans require principal payments on a semi-annual basis.

        Interest rates for the Revolving Credit Facilities and the Term Loans are variable with each calculated using one of several interest rate options. At September 25, 1999 the weighted average interest rates were as follows:
Revolving Credit Facility -7.80%; Term Loans -8.04%. A commitment fee of .5% is paid on the unused portion of the revolving credit facility.

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

        As it relates to the Imperial Acquisition, the Integration Plan contemplated closure of facilities in Plattsburgh, New York and Ashaway, Rhode Island, disposition of certain assets and reduction of the salary and hourly workforce by 530 employees. In late 1998, manufacturing at the Plattsburgh facility had ceased. In 1998, operations ceased at the Company's Ashaway facility and in June 1999, the Ashaway land and building was sold. In Plattsburgh and Ashaway, approximately 491 employees have been severed. The consolidation of distribution operations under the Integration Plan, which will result in complete closure of the Plattsburgh facility, is expected to occur by the end of 2000. The liabilities accrued under purchase accounting relating to the Integration Plan for the Imperial Acquisition were $11.1 million.

                       THE IMPERIAL HOME DECOR GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


        Additionally, as part of the consolidation and rationalization of operations, we recorded restructuring charges and other integration costs of $4.1 million and $16.1 million for the three and nine months ended September 25, 1999 compared to $7.2 million and $15.9 million in the same period a year ago. Since the inception of the Integration Plan in March 1998, $37.2 million in restructuring charges and other integration costs have been expensed. Of these charges, $32.7 million relates to the closure of two distribution centers and the consolidation of our finishing and bookmaking operations, administrative, marketing and sales functions. These charges also provided for the write-down of certain assets to be disposed of to net realizable value, lease and other contractual agreement buyouts, and a reduction in the salary and hourly workforce by approximately 320 employees. The Integration Plan is expected to be substantially complete by the end of 2000.

        In April 1999, we announced plans to exit a non-core facility in the U.K., which was no longer able to compete in a declining packaging market and was operating at a loss. A charge of $1.2 million was recorded in the second quarter of 1999 to provide severance costs to 35 employees at this facility. An additional charge of $0.3 million was recorded in 1999 to cover site closure costs in addition to a $0.4 million charge in 1998 related to permanent impairment of long-lived assets at this non-core facility. A further charge of $1.6 million was recorded in the second quarter of 1999 to provide for severance costs relating to the elimination of 77 full-time employees in the U.K. core businesses due to lower sales resulting from adverse market conditions particularly in the U.K., Eastern Europe and Russia. The Company has not replaced 9 retirees and expects to eliminate 41 temporary positions at no severance.

        The liabilities accrued under purchase accounting and for the IHDG restructuring and other integration costs are as follows (in thousands):

                                            ANTICIPATED                     ANTICIPATED
                                             SEVERANCE                       LEASE AND
                                             AND OTHER      ANTICIPATED        OTHER
                                              RELATED         FACILITY      CONTRACTUAL
                                             EMPLOYEE         CLOSURE        AGREEMENT
                                             BENEFITS          COSTS          BUYOUTS          OTHER         TOTAL
                                             ---------        ---------      ---------      ---------       ---------
IMPERIAL PURCHASE ACCOUNTING:
Liabilities accrued under purchase
  Accounting at December 26, 1998........  $     1,519      $     2,668  $       1,300    $        91   $       5,578
Cash expenditures........................       (1,031)            (549)           (30)                        (1,610)
                                             ---------        ---------      ---------      ---------       ---------
Balance at September 25, 1999............  $       488      $     2,119  $       1,270    $        91   $       3,968
                                             =========        =========      =========      =========       =========
IHDG RESTRUCTURING CHARGES AND
  OTHER INTEGRATION COSTS:
Liabilities accrued at December 26, 1998.  $     3,256                   $         648    $        50   $       3,954
U.K. Restructuring - expensed in 1999....        2,810                                                          2,810
Expensed in 1999.........................          184                                         13,084          13,268
Cash expenditures........................       (4,085)                                       (13,116)        (17,201)
                                             ---------                       ---------      ---------       ---------
Balance at September 25, 1999............  $     2,165                   $         648    $        18   $       2,831
                                             =========                       =========      =========       =========


4.      CERTAIN NON-CASH CHARGES

        The Company incurred non-cash charges related to inventory write-downs during the periods presented of $10.0 million and $14.6 million for the three and nine months ended September 26, 1998 and $1.9 million for the nine months ended September 25, 1999, which occurred in the second quarter. In 1998, the Company reported non-cash charges related to amortization of the inventory step-up of $2.9 million and $11.5 million for the three and nine months, respectively. These charges were reported with cost of goods sold in the accompanying condensed consolidated statements of operations.

                       THE IMPERIAL HOME DECOR GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


5.      SUPPLEMENTAL INFORMATION

      Inventories consist of the following (in thousands):
                                                                                    Sept. 25,           Dec. 26,
                                                                                       1999               1998
                                                                                -----------------   ----------------
      Finished and in-process goods, net..............................          $     101,316       $      94,145
      Raw materials and supplies, net.................................                 10,128               9,432
                                                                                ----------------    ----------------
      Inventories, net                                                          $     111,444       $     103,577
                                                                                ================    ================


6.      INCOME TAXES

        A valuation allowance of approximately $26.7 million has been recognized as management determined that it is more likely than not that the deferred tax assets for the U.S. and Canadian operations will not be realized.


7.      NEW ACCOUNTING PRONOUNCEMENTS

        In 1999, we adopted Statement of Position ("SOP") 98-1; "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use". The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The effect of adopting the SOP was not material to operating results.


8.      COMMITMENTS AND CONTINGENCIES

        The Company is subject to federal, state and local laws and regulations concerning the environment, and it has received notices that it is a potentially responsible party ("PRP") in administrative proceedings at two sites. It is difficult to estimate the total cost of remediation due to the complexity of the environmental laws and regulations, the uncertainty regarding the extent of the environment risks and the Company's responsibility, and the selection of alternative compliance approaches. A liability is recorded when it is possible to reasonably estimate the Company's liability with respect to environmental matters. The Company has recorded an accrual of $1.5 million for potential exposures as of September 25, 1999, including $.9 million for the Solvents Recovery Service of New England superfund site in Southington, Connecticut and other superfund sites, $.3 million for the Ashaway facility and $.3 million for the Haverhill facility. The amount for the Ashaway facility pertains to a release, which was discovered in December of 1998, from an underground storage tank, which was believed to be removed but more recently discovered to be abandoned in place. The Haverhill facility amount relates to the Company's investigation and remediation of releases of phthalate compounds from above-ground storage tanks into soil and groundwater beneath the facility. In the opinion of the Company's management, based on the facts presently known to it, the ultimate outcome of environmental matters will not have, individually or in the aggregate, a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

                       THE IMPERIAL HOME DECOR GROUP INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


9.      COMPREHENSIVE INCOME

         Comprehensive income/(loss) for the nine months ended September 25, 1999 and September 26, 1998 was as follows:

                                                                              NINE MONTHS ENDED
                                                                  ---------------------------------------
                                                                       SEPT. 25,              SEPT. 26,
                                                                         1999                   1998
                                                                  ------------------       --------------

     Net loss                                                    $         (21,752)     $         (45,180)
     Foreign currency translation adjustments                                  667                  1,044
                                                                  ------------------       --------------
     Comprehensive loss                                          $         (21,085)     $         (44,136)
                                                                  ==================       ==============

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


                                                                            NINE MONTHS ENDED
                                                                  ---------------------------------------
                                                                     SEPT. 25,               SEPT. 26,
                                                                       1999                    1998
                                                                  ----------------        ---------------
     Net Sales:
        Wallcoverings products                                    $        275,368        $       281,456
        Vinyl films and sheetings                                           40,750                 37,585
                                                                  ----------------        ---------------
                                                                  $        316,118        $       319,041
                                                                  ================        ===============
     Operating Income (Loss):
        Wallcovering products                                     $          1,445      $         (23,560)
        Vinyl films and sheetings                                            3,262                  1,380
                                                                  ----------------        ---------------
                                                                  $          4,707      $         (22,180)
                                                                  ================        ===============
     Identifiable Assets:
        Wallcovering products                                      $       383,554        $       376,834
        Vinyl films and sheetings                                           26,103                 24,771
                                                                  ----------------        ---------------
                                                                   $       409,657        $       401,605
                                                                  ================        ===============

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

                       THE IMPERIAL HOME DECOR GROUP INC.


               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                               SEPTEMBER 25, 1999
                                 (IN THOUSANDS)

                                                                                         NON-
                                                        PARENT        GUARANTOR       GUARANTOR     ELIMINATION
                                                       COMPANY       SUBSIDIARIES    SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
                                                     ----------       ----------      ----------     ----------    ------------
ASSETS
Current Assets:
      Cash and equivalents.........................                   $    1,840      $      300                     $    2,140
      Accounts receivable..........................                       52,131          40,783                         92,914
      Inventories..................................                       67,440          44,665     $     (661)        111,444
      Other current assets.........................                        2,646           7,333             (1)          9,978
                                                                      ----------      ----------     ----------      ----------
        Total current assets.......................                      124,057          93,081           (662)        216,476

Property and equipment, net........................                       46,812          68,962         (1,775)        113,999
Assets held for resale.............................                        2,440                                          2,440
Goodwill...........................................                        1,089           8,965                         10,054
Deferred design, engraving and sample
             book costs............................                       26,331          10,047                         36,378
Other non-current assets...........................  $   15,212              127          14,972             (1)         30,310
Investment in subsidiaries.........................      82,710                                         (82,710)              -
                                                     ----------       ----------      ----------     ----------      ----------
TOTAL                                                $   97,922       $  200,856      $  196,027     $  (85,148)     $  409,657
                                                     ==========       ==========      ==========     ===========     ==========
LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIENCY)
Current Liabilities:
      Current portion of long-term debt............  $    3,000                                                      $    3,000
      Notes payable under revolving credit
         facilities................................      45,400                       $   18,787                         64,187
      Accounts payable.............................          11       $   16,740          38,608                         55,359
      Other current liabilities....................       4,783           27,263          29,838     $      161          62,045
      Intercompany payable/(receivable)............     (52,326)          48,906           3,421             (1)              -
                                                     ----------       ----------      ----------     ----------      ----------
        Total current liabilities..................         868           92,909          90,654            160         184,591

Long-term debt.....................................     347,000                                                         347,000
Deferred income taxes..............................                                        6,412                          6,412
Other long-term liabilities........................                        8,520             450             27           8,997

Shareholders' equity (deficiency)..................    (249,946)          99,427          98,511        (85,335)       (137,343)
                                                     ----------       ----------      ----------     ----------      ----------
TOTAL                                                $   97,922       $  200,856      $  196,027     $  (85,148)     $  409,657
                                                     ==========       ==========      ==========     ==========      ==========

                       THE IMPERIAL HOME DECOR GROUP INC.


               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                                DECEMBER 26, 1998
                                 (IN THOUSANDS)

                                                                                         NON-
                                                   PARENT          GUARANTOR          GUARANTOR         ELIMINATION
                                                  COMPANY         SUBSIDIARIES       SUBSIDIARIES       ADJUSTMENTS     CONSOLIDATED
                                                ------------      ------------       ------------       ------------    -----------
ASSETS
Current Assets:
       Cash and equivalents................                        $        774      $       464                       $     1,238

       Accounts receivable.................                              50,641           45,854                            96,495
       Inventories.........................                              58,821           46,855     $      (2,099)        103,577
       Other current assets................                               3,209            3,949                             7,158
                                                                     ----------       ----------        ----------      ----------
           Total current assets............                             113,445           97,122            (2,099)        208,468

Property and equipment, net................                              41,255           71,297            (1,327)        111,225
Assets held for resale.....................                               4,190                                              4,190
Goodwill...................................                               1,148            9,368                            10,516
Deferred design, engraving and sample
   book costs..............................                              17,627           15,164                            32,791
Other non-current assets...................    $      17,102                127           16,321                            33,550
Investment in subsidiaries.................           93,508                                               (93,508)
                                                  ----------         ----------       ----------        ----------      ----------
TOTAL                                          $     110,610       $    177,792      $   209,272     $     (96,934)    $   400,740
                                                  ==========         ==========       ==========        ==========      ==========
LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIENCY)
Current Liabilities:
       Current portion of long term debt...    $       1,250                                                           $     1,250
       Notes payable under revolving
        credit  facilities.................           20,000                         $    10,170                            30,170
       Accounts payable....................               11       $     17,822           35,070                            52,903
       Other current liabilities...........            7,409             24,147           34,201     $         218          65,975
       Intercompany payable/ (receivable)..          (38,897)            43,605           (4,643)              (65)              -
                                                  ----------         ----------       ----------        ----------      ----------

           Total current liabilities.......          (10,227)            85,574           74,798               153         150,298

Long-term debt.............................          348,750                                                               348,750
Deferred income taxes......................                                                7,494                             7,494
Other long-term liabilities................                               9,943              486                27          10,456

Shareholders' equity (deficiency)..........         (227,913)            82,275          126,494           (97,114)       (116,258)
                                                  ----------         ----------       ----------        ----------      ----------
TOTAL                                          $     110,610       $    177,792      $   209,272     $     (96,934)    $   400,740
                                                  ==========         ==========       ==========        ==========      ==========

                       THE IMPERIAL HOME DECOR GROUP INC.

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 25, 1999
                                 (IN THOUSANDS)

                                                                               NON-
                                            PARENT        GUARANTOR         GUARANTOR          ELIMINATION
                                           COMPANY       SUBSIDIARIES      SUBSIDIARIES        ADJUSTMENTS       CONSOLIDATED
                                        -------------- ----------------- ----------------   -----------------  ----------------
Net sales...........................                    $       67,188     $      62,634      $     (32,321)    $       97,501
Cost of goods sold..................                            38,350            51,246            (32,719)            56,877
                                                       ----------------- -----------------  -----------------  ----------------
Gross margin........................                            28,838            11,388                398             40,624
Operating expenses:
     Distribution...................                             1,677             3,937                                 5,614
     Marketing......................                            10,758             5,832                                16,590
     General and administrative.....                             2,123             3,947                (33)             6,037
     Restructuring charges and
       other integration costs                                   2,855               742                531              4,128
                                                       ----------------- -----------------  -----------------  ----------------
Operating income (loss).............                            11,425            (3,070)              (100)             8,255

Equity (income) loss................   $     (4,254)                                                  4,254
Interest expense, net...............          4,062              1,168             4,819                                10,049
                                       --------------  ----------------- -----------------  -----------------  ----------------
Income (loss) before income taxes...            192             10,257            (7,889)            (4,354)            (1,794)
Income tax (benefit) provision......                                                (486)                                 (486)
                                       --------------  ----------------- -----------------  -----------------  ----------------
Net income (loss)...................   $        192     $       10,257     $      (7,403)     $      (4,354)    $       (1,308)
                                       ==============  ================= =================  =================  ===============


                      THREE MONTHS ENDED SEPTEMBER 26, 1998
                                 (IN THOUSANDS)

                                                                               NON-
                                             PARENT       GUARANTOR         GUARANTOR          ELIMINATION
                                            COMPANY      SUBSIDIARIES      SUBSIDIARIES        ADJUSTMENTS       CONSOLIDATED
                                       --------------- ----------------- -----------------  -----------------  ----------------
Net sales...........................                   $        60,961   $        65,254     $      (22,204)    $      104,011
Cost of goods sold..................                            46,712            52,878            (22,097)            77,493
                                                       ----------------- -----------------  -----------------  ----------------
Gross margin........................                            14,249            12,376               (107)            26,518
Operating expenses:
   Distribution.....................                             1,464             3,683                                 5,147
   Marketing........................                            11,616             7,889                                19,505
   General and administrative.......                             3,726             4,729                                 8,455
   Restructuring charges and other
    integration costs...............                             4,339             2,848                                 7,187
                                                       ----------------- -----------------  -----------------  ----------------
Operating income (loss).............                            (6,896)           (6,773)              (107)           (13,776)


Equity (income) loss................    $    22,750                                                 (22,750)
Interest expense, net...............          3,616              1,269             4,374                                 9,259
                                       --------------  ----------------- -----------------  -----------------  ----------------
Income (loss) before income taxes...        (26,366)            (8,165)          (11,147)            22,643            (23,035)
Income tax (benefit) provision......                                 1              (286)                                 (285)
                                       --------------  ----------------- -----------------  -----------------  ----------------
Net income (loss)...................    $   (26,366)   $        (8,166)  $        (10,861)   $       22,643     $      (22,750)
                                       ==============  ================= =================  =================  ================

                       THE IMPERIAL HOME DECOR GROUP INC.

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 25, 1999
                                 (IN THOUSANDS)

                                                                                    NON-
                                              PARENT           GUARANTOR         GUARANTOR          ELIMINATION
                                             COMPANY          SUBSIDIARIES      SUBSIDIARIES        ADJUSTMENTS       CONSOLIDATED
                                         ------------------ ----------------- ----------------   -----------------  ----------------
Net sales...........................                         $      196,747     $     216,568     $      (97,197)    $      316,118
Cost of goods sold..................                                111,551           180,375            (98,698)           193,228
                                                            ----------------- -----------------  -----------------  ----------------
Gross margin........................                                 85,196            36,193              1,501            122,890
Operating expenses:
   Distribution.....................                                  9,104            12,982                                22,086
   Marketing........................                                 35,731            22,355                                58,086
   General and administrative.......                                 10,034            11,905                 (6)            21,933
   Restructuring charges and
    other integration costs.........                                  9,806             5,746                526             16,078
                                                            ----------------- -----------------  -----------------  ----------------
Operating income (loss).............                                 20,521           (16,795)               981              4,707
Merger costs........................

Equity (income) loss................     $        10,798                                                 (10,798)                 -
Interest expense, net...............              11,235              3,334            14,863                                29,432
                                         -----------------  ----------------- -----------------  -----------------  ----------------
Income (loss) before income taxes...             (22,033)            17,187           (31,658)            11,779            (24,725)
Income tax (benefit) provision......                                                   (2,973)                               (2,973)
                                         -----------------  ----------------- -----------------  -----------------  ----------------
Net income (loss)...................     $       (22,033)   $        17,187     $     (28,685)    $       11,779     $      (21,752)
                                         =================  ================= =================  =================  ================


                      NINE MONTHS ENDED SEPTEMBER 26, 1998
                                 (IN THOUSANDS)

                                                                                    NON-
                                              PARENT           GUARANTOR         GUARANTOR          ELIMINATION
                                             COMPANY          SUBSIDIARIES      SUBSIDIARIES        ADJUSTMENTS       CONSOLIDATED
                                         ------------------ ----------------- ----------------   -----------------  ----------------
Net sales...........................                         $      168,188    $      224,827     $      (73,974)    $      319,041
Cost of goods sold..................                                129,364           168,045            (73,601)           223,808
                                                            ----------------- -----------------  -----------------  ----------------
Gross margin........................                                 38,824            56,782               (373)            95,233
Operating expenses:
   Distribution.....................                                  4,814            11,762                                16,576
   Marketing........................                                 31,458            27,293                                58,751
   General and administrative.......                                  9,767            16,392                                26,159
   Restructuring charges and other
    integration costs...............                                 11,067             4,860                                15,927
                                                            ----------------- -----------------  -----------------  ----------------
Operating income (loss).............                                (18,282)           (3,525)              (373)           (22,180)
Merger costs........................     $         4,000                                                                      4,000

Equity (income) loss................              45,180                                                 (45,180)
Interest expense, net...............               6,590              2,726             9,845                                19,161
                                         -----------------  ----------------- -----------------  -----------------  ----------------
Income (loss) before income taxes...             (55,770)           (21,008)          (13,370)            44,807            (45,341)
Income tax (benefit) provision......                                    304              (465)                                 (161)
                                         -----------------  ----------------- -----------------  -----------------  ----------------
Net income (loss)...................      $      (55,770)   $       (21,312)  $        (12,905)   $       44,807    $       (45,180)
                                         =================  ================= =================  =================  ================

                       THE IMPERIAL HOME DECOR GROUP INC.

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 25, 1999
                                 (IN THOUSANDS)

                                                                                   NON-
                                                PARENT         GUARANTOR         GUARANTOR        ELIMINATION
                                               COMPANY        SUBSIDIARIES      SUBSIDIARIES      ADJUSTMENTS     CONSOLIDATED
                                              -------------- --------------  -----------------  --------------- -----------------
Cash flows from operating activities:         $    (27,150)  $      8,717    $        (5,305)   $        (526)    $     (24,264)
                                              -------------- --------------  -----------------  --------------- -----------------
Cash flows used in investing activities:
      Capital expenditures..................                       (7,651)            (3,804)             526           (10,929)
                                              -------------- --------------  -----------------  --------------- -----------------
Cash flows provided by financing activities:
      Net borrowings under revolving credit
        facilities..........................        27,150              -              8,486                -            35,636
                                              -------------- --------------  -----------------  --------------- -----------------
Effect of exchange rate changes on cash.....             -              -                459                -               459
                                              -------------- --------------  -----------------  --------------- -----------------
Increase (decrease) in cash and equivalents.             -          1,066               (164)               -               902
Cash and equivalents at beginning of period.                          774                464                -             1,238
                                              -------------- --------------  -----------------  --------------- -----------------
Cash and equivalents at end of period.......  $          -   $      1,840    $           300    $           -     $       2,140
                                              ============== ==============  =================  =============== =================

                      NINE MONTHS ENDED SEPTEMBER 26, 1998
                                 (IN THOUSANDS)


                                                                                    NON-
                                                 PARENT        GUARANTOR         GUARANTOR        ELIMINATION
                                                 COMPANY      SUBSIDIARIES      SUBSIDIARIES      ADJUSTMENTS     CONSOLIDATED
                                              -------------- --------------  -----------------  --------------- -----------------
Cash flows from operating activities:         $    (43,501)  $     11,666    $         1,603                       $      (30,232)
                                              -------------  -------------   ----------------                      --------------
Cash flows used in investing activities:
      Capital expenditures..................                       (9,556)            (8,579)                             (18,135)
      Acquisition of Imperial Wallcoverings,
        Inc., including direct costs........       (73,800)                                                               (73,800)
                                              -------------  -------------   ----------------                      --------------
Cash used in investing activities...........       (73,800)        (9,556)            (8,579)                             (91,935)
                                              -------------  -------------   ----------------                      --------------
Cash flows provided by (used in) financing
      activities:...........................
        Net borrowings under revolving credit
         facilities.........................        39,200                             4,206                               43,406
        Borrowings under long-term debt
         arrangements.......................       323,000                                                                323,000
        Debt issuance fees..................       (19,220)                                                               (19,220)
        Equity contribution.................        84,553                                                                 84,553
        Borden recapitalization cash
         distribution.......................      (314,432)                                                              (314,432)
             Dividends paid.................        (2,635)                                                                (2,635)
             Change in owner's investment...         6,835                                                                  6,835
                                              -------------  -------------   ----------------                      --------------
Net cash provided by (used in) financing
      activities............................       117,301              -              4,206                              121,507
                                              -------------  -------------   ----------------                      --------------
Effect of exchange rate change on cash......                                             (26)                                 (26)
                                              -------------  -------------   ----------------                      --------------
Increase (decrease) in cash and equivalents.                        2,110             (2,796)                                (686)
Cash and equivalents at beginning of period.                          229              3,566                                3,795
                                              -------------  -------------   ----------------   ----------------   --------------
Cash and equivalents at end of period.......  $          -   $      2,339    $           770    $             -    $        3,109
                                              =============  =============   ================   ================   ==============

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following discussion of the financial condition and results of operations of the Company includes explanations of:

     - What our earnings and costs were for the three and nine months ended September 25, 1999 and September 26, 1998;

     -    Why the earnings for the periods presented differed;

     - How and why this affects the general financial condition of the Company;

     - Capital expenditures and future sources of funds for capital expenditures and liquidity;

     -    The Company's financial condition and liquidity requirements; and

     - Which of the charges and expenses included in the Company's financial results are one-time charges relating to the Integration Plan and restructuring and other integration costs.

        We encourage you to refer to the Condensed Consolidated Statements of Operations included as part of this report. These statements of operations present the results of our operations for the three and nine months ended September 25, 1999 and September 26, 1998. In this section we discuss changes in specific statement of operations line items from period to period. By reading this section and by referring to the financial statement as you do so, we believe you will better understand information which may be helpful to you in making decisions about your investment in the Company.

        The Company as it currently exists is the result of the recapitalization of the Company and the combination of its residential wallcoverings and PVC sheeting businesses with the wallcoverings businesses of Imperial. Before the recapitalization and combination, the Company was substantially wholly owned by Borden and was known as Borden Decorative Products Holding, Inc. and Imperial was owned by Collins & Aikman Corporation. The Company's results of operations for the nine months ended September 26, 1998 include approximately 28 weeks of Imperial's results of operations due to the acquisition of Imperial in March 1998. Because of the recapitalization and Imperial acquisition, the Company's results of operations and financial condition discussed in this report are not necessarily indicative of the Company's future results of operations.

        In 1998, we adopted a plan to integrate the Company and Imperial's operations in North America. In 1999, we announced a plant closing and headcount reductions designed to restructure our U.K. operations due to sales declines in the U.K., Russia and Eastern Europe. For a description of the elements of the Integration Plan, the progress in completing the various elements of it and the related costs, see Footnote 3 to the Condensed Consolidated Financial Statements under Item 1. As described in greater detail below, costs incurred in 1998 and 1999 in connection with the implementation of the Integration Plan and other restructuring and integration costs and transaction costs substantially impacted our results of operations.

        While we are highly leveraged and have made substantial progress in implementing the Integration Plan and improving our results of operations, we have experienced substantial losses since the recapitalization of the Company and the Imperial Acquisition in 1998, we have substantially exhausted our borrowing capacity under our existing credit facilities. We have begun a program to decrease our investment in working capital and otherwise preserve our cash resources, consider the divestiture of non-core assets and pursue other possible sources of financing. There can be no assurance that these efforts will be successful. Additional information on this topic is contained in our discussion of our liquidity and capital resources described below.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 25, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 26, 1998.

RESULTS OF OPERATIONS

        NET SALES. Net sales were $97.5 million and $316.1 million for the three and nine months ended September 25, 1999, respectively, compared to $104.0 million and $319.0 million for the same periods in 1998, representing a decrease of $6.5 million, or 6.3%, and $2.9 million, or 0.9%, respectively. The nine-month period in 1999 reflects the inclusion in our results of a full nine months of Imperial sales, an increase of $21.1 million. For the three and nine month periods in 1999, we experienced sales declines in the U.K., Eastern Europe and Russian markets of $3.5 and $15.1 million, respectively. The decreases were due to adverse market conditions in those geographic areas although other European markets were up slightly in the same periods. Weaker foreign currencies in the periods presented versus the same periods a year ago resulted in lower reported sales of $1.3 million and $3.7 million for the three and nine months ended September 25, 1999, respectively. In North America, market declines in dealer sales reflect the continued general weakness in the wallcoverings market.

        Vernon Plastics' sales of flexible vinyl films and sheeting increased by 8.1%, or $0.9 million, for the three months ended September 25, 1999 to $12.2 million and 8.4%, or $3.2 million, to $40.8 million for the first nine months of 1999, primarily a result of resurgence in customer demand in the pool liner product line.

        GROSS MARGIN. Gross margin was 41.7% of net sales for the three months and 38.9% of net sales for the nine months ended September 25, 1999 compared to 25.5% and 29.8% of net sales for the same periods in 1998. We incurred non-cash charges related to inventory write-downs that were recorded as cost of goods sold during the periods presented of $1.9 million for the nine months ended September 25, 1999 and $10.0 million and $14.6 million for the three and nine months ended September 26, 1998, respectively. In 1998, we reported non-cash charges related to amortization of the inventory step-up of $2.9 million and $11.5 million for the three and nine months, respectively, that were also recorded as cost of goods sold. Without these non-cash charges, gross margin would have been 41.7% and 39.5% of net sales for the three and nine months ended September 25, 1999 compared to 37.9% and 38.0% of net sales for the comparable periods in 1998.

        The increase in margin excluding non-cash charges in the three and nine month periods was principally due to the change in product mix resulting from the Imperial acquisition and the change in customer mix to more profitable accounts.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (which are the sum of distribution expense, marketing expense, general and administrative and other expense) were $28.2 million, or 29.0% of net sales, and $102.1 million, or 32.3% of net sales, for the three and nine months ended September 25, 1999, respectively, compared to $33.1 million, or 31.8% of net sales, and $101.5 million, or 31.8% of net sales, for the same periods in 1998. This nine-month period increase was primarily attributable to the inclusion in the 1999 period of the full nine months of Imperial expenses of $16.7 million offset by other expense reductions. The three-month period reflects lower marketing expenses, particularly in product development, and reduced general and administrative costs resulting from efforts to control expenses to mitigate the effect of the recent sales declines. These expense reductions were partially offset by increased distribution expense as a result of lower recovery of freight costs coupled with higher distribution costs pending completion of the Integration Plan.

        RESTRUCTURING AND OTHER INTEGRATION COSTS. We recorded restructuring charges and other integration costs totaling $4.1 million for the three months and $16.1 million for nine months ended September 25, 1999 compared to $7.2 million and $15.9 million for the same periods in 1998. The restructuring and other integration costs in 1998 and 1999 were the result of our closing two distribution centers, consolidation of the finishing and bookmaking operations at one manufacturing facility and the consolidation of the Company's and Imperial's administrative functions, marketing activities and business systems. In 1999, these charges include $2.8 million for write-down of assets to be disposed of to their net realizable value, buyouts of leases and other contractual agreements and a reduction in the salary and hourly workforce by 112 employees in our U.K. operations.

        The Company's Integration Plan is expected to be complete by the end of 2000. A substantial portion of the costs to implement the Integration Plan have already been incurred. The Integration Plan and other restructuring initiatives are intended to substantially improve our results of operations. However, there cannot be any assurance that this will be the case.

        MERGER COSTS. We incurred costs of approximately $4.0 million in the nine months ended September 26, 1998 relating to the Recapitalization, which consisted primarily of legal and underwriting fees.

        TAXES. Income tax benefit was $0.5 million and $3.0 million for the three and nine months ended September 25, 1999, respectively, compared to income tax benefits of $0.3 million and $0.2 million for the comparable periods in 1998. The change in income tax between the periods is not proportional to the change in income before taxes primarily due to a valuation allowance, which reduced the income tax benefit of the loss on operations in both periods.

        NET LOSS. As a result of the factors set forth above, we recorded a net loss of $1.3 million for the three months and $21.8 million for the nine months ended September 25, 1999 compared to net loss of $22.8 million and $45.2 million for the comparable periods in 1998.


LIQUIDITY AND CAPITAL RESOURCES

GENERAL

        Our primary sources of liquidity have been cash flow from operations and borrowings under the Senior Credit Facilities. We have historically maintained minimal cash balances and instead depended on working capital borrowings to finance operations. The total availability under our Senior Credit Facilities as of September 25, 1999 and November 5, 1999 was $11.0 million and $3.2 million, respectively, and we had cash on hand at such dates of $2.1 million and $2.5 million, respectively. In this period, principal and interest payments totaling $6.6 million were made, sale and leaseback transactions totaling $4.8 were executed and accounts payable levels were reduced.

        While we have made substantial progress in implementing the Integration Plan and improving our results of operations, we have experienced substantial losses since the recapitalization of the Company and the Imperial Acquisition in 1998 and have substantially exhausted our borrowing capacity under our existing credit facilities. We will continue our program to decrease our investment in working capital and otherwise preserve our cash resources and to continue to improve our results of operations, including by further implementation of the Integration Plan and other restructuring initiatives. We are also considering the divestiture of non-core assets and are pursuing possible sources of equity or debt financing.

        There can be no assurance that these efforts will be successful.

        In addition, if we are unsuccessful in improving our results of operations, we would need to seek modification of our covenants under our Senior Credit Facilities and/or additional equity or debt capital. We cannot be sure that the lenders under our Senior Credit Facilities would agree to covenant modifications or that equity or debt financing would be available or the timing and terms thereof.

        Our liquidity decreased during the first nine months of 1999 due primarily to the losses we incurred ($21.8 million) and increased inventories ($7.2 million). The increase in inventories was primarily attributable to seasonal factors and below-plan sales. We intend to review our overall inventory levels during the remainder of the year and accelerate our disposition of surplus and obsolete inventories to facilitate our warehouse consolidation outlined in the Integration Plan. We may take further non-cash charges against inventories to the extent appropriate.

CREDIT FACILITIES

        Our Senior Credit Facilities provide up to $300.0 million in loans to the Company. The Senior Credit Facilities consist of aggregate principal amount of $225.0 million of term loans and a $75.0 million six-year revolving credit facility. As of September 25, 1999, our consolidated indebtedness was $414.2 million consisting of:

     -    $225.0 million of term loans;

     -    $64.1 million of revolving credit loans;

     -    $125.0 million of senior subordinated notes; and

     -    $.1 million in an unsecured overdraft facility.

        The Senior Credit Facilities contain covenants requiring, among other things, that we maintain a minimum interest coverage ratio and maximum net leverage ratio. In the calculation of these ratios we may give effect, subject to certain limitations, to certain cost savings expected to result from the implementation of the Integration Plan. Under the Senior Credit Facilities, we could be required to repay our loans or take other actions if the minimum interest coverage ratio and maximum net leverage ratio are not maintained. At September 25, 1999 we were in compliance with the minimum interest coverage ratio, maximum net leverage ratio and other financial covenants of the Senior Credit Facilities. However, as noted above, if we are unsuccessful in decreasing our level of investment in working capital and otherwise preserving our cash resources, improving our results of operations (including by further implementing the Integration Plan and other restructuring initiatives and selling certain non-core assets), we would not continue to comply with these Senior Credit Facilities covenants and would need to seek covenant modifications and/or additional debt or equity capital.

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

CAPITAL EXPENDITURES

        Our capital expenditures for nine months ended September 25, 1999 totaled $10.9 million and we have entered into operating leases for new equipment that would have cost approximately $4.1 million had it been purchased outright. We presently estimate that the Company's total capital expenditures for 1999 will be approximately $18.0 million, primarily to continue to carry out the Integration Plan, increase the Imperial Gallery program and maintain our facilities. We continue to revise our capital expenditure plan for 1999 in light of our financial condition, current operations and market conditions and the progress on the Integration Plan. Our ability to make capital expenditures is subject to some restrictions in the Senior Credit Facilities and the indenture relating to the senior subordinated notes.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In 1999, we adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use". The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The effect of adopting the SOP was not material to operating results.


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

        We have been carrying out a comprehensive study of all of our computer systems to identify Year 2000 compliance and other operating issues. This includes programs developed internally and software purchased from outside vendors. As part of our Integration Plan, we selected the computer systems utilized by the wallcoverings business formerly owned by Borden for our critical business functions. We are currently in the process of converting our other primary computer systems to that system, which we believe is Year 2000 compliant based on testing procedures performed to date. The conversion of the Company's computer systems is on schedule and is expected to be completed for the U.K. operations, the Vernon Plastics operations and the North American operations by the end of the fourth quarter of 1999. We do not expect any material costs for software purchases related to this conversion.

        We also conducted a comprehensive Year 2000 study of our other computer systems and technologies. This study identified Year 2000 issues as well as strategies for addressing those that affect third-party software or equipment applications and processing and manufacturing systems. We have also contacted third-party providers and have sought appropriate representations that Year 2000 issues associated with the software they provide to us have been addressed on time. Costs incurred through September 25, 1999 related to the systems conversion as discussed above amounted to approximately $2.8 million, including hardware and software for systems integration projects which would have occurred notwithstanding the Year 2000 issues. We estimate future costs of resolving Year 2000 issues of approximately $.4 million, including costs incurred to enhance functionality and increase capacity for our business systems.

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


FORWARD-LOOKING STATEMENTS

        This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. These risks and uncertainties include:

     - The risk that we will not be able to carry out our program for improving our financial condition;

     - Availability of financing or equity investments to fund operations and capital expenditures;

     - The risk that our lenders do not agree to covenant modifications that will be required unless we are successful in improving our financial condition;

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


                                      SIGNATURES


                      THE IMPERIAL HOME DECOR GROUP INC.

     Date: November 9th, 1999      By: /s/Scott R. Levin
                                   -----------------

                                   Scott R. Levin
                                   Executive Vice President--Administration and
                                   Chief Financial Officer

                                   (Principal Financial Officer and Duly
                                   Authorized Officer)